Form 10-Q
period 1996-03-31
COMMONWEALTH BANCORP INC
filed 1996-05-14
CIK 1005126

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 / X /     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
           QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

 /  /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
           PERIOD FROM ________________ TO _________________.

                        Commission file number: 0-27942


                           COMMONWEALTH BANCORP, INC.
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Pennsylvania                                             23-2828883
- -----------------------------------------------------------------------------
(State of incorporation                                  (I.R.S. Employer
 or organization)                                         Identification No.)

 P.O. Box 2100, 70 Valley Stream Parkway
    Valley Forge, Pennsylvania                                 19482
- -----------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)

                                 (610) 251-1600
- -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by checkmark whether Registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s) and (b) has been subject to such filing requirements for at least 90 days.

                        YES                 NO   X
                            -----              -----

Number of shares of Common Stock outstanding as of May 9, 1996:  100

The Registrant was formed by Commonwealth Savings Bank in connection with the proposed conversion of Commonwealth Mutual Holding Company from the mutual to stock form and the reorganization of the Bank as a subsidiary of the Registrant. This Quarterly Report on Form 10-Q is being filed pursuant to
Section 15(d) of the Securities Exchange Act of 1934.

                        PART I     FINANCIAL INFORMATION

Item 1:  Financial Statements.

         See Appendix A attached hereto.

Item 2:  Management's Discussion and Analysis

         Commonwealth Bancorp, Inc. (the "Registrant" or the "Company") was incorporated on December 11, 1995 by Commonwealth Savings Bank (the "Bank") in connection with the proposed conversion of Commonwealth Mutual Holding Company the Bank from the mutual to stock form and the reorganization of the Bank as a subsidiary of the Company. The Company was organized by the Bank to accomplish the conversion and reorganization pursuant to which the Company would become the Bank's holding company. Upon consummation of the conversion and reorganization, the Company will become the owner of all of the issued and outstanding shares of the common stock of the Bank, and the shares of the Company will be sold to the public and exchanged for shares of outstanding shares of common stock of the Bank. The Company has not conducted any operations since its incorporation.


                         PART II     OTHER INFORMATION

Item 1:  Legal Proceedings

         Not applicable.

Items 2 - 6:

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMMONWEALTH BANCORP, INC.


Date: May 9, 1996                  By: /s/ Charles H. Meacham
                                       ---------------------------------
                                       Charles H. Meacham, Chairman
                                       and Chief Executive Officer
                                       (Principal Executive Officer)


                                   By: /s/ Patrick J. Ward
                                       ---------------------------------
                                       Patrick J. Ward
                                         Senior Vice President and
                                       Chief Financial Officer

                                   APPENDIX A

                           COMMONWEALTH BANCORP, INC.

                        STATEMENT OF FINANCIAL CONDITION
                                  (UNAUDITED)



                                                                                  March 31, 1996
                                                                                  --------------
 ASSETS:
                           Due from Commonwealth Savings Bank (Note 1)                 $1,000
                                                                                        -----

                           Total Assets                                                $1,000
                                                                                        =====


 LIABILITIES AND STOCKHOLDER'S EQUITY:

  Stockholder's Equity:
                           Preferred Stock, $0.10 par
                           value, Authorized-5,000,000
                           shares; Issued and Outstanding - None
                                                                                        $   -

                           Common Stock, $0.10 par value,
                           Authorized - 30,000,000 shares; Issued
                           and Outstanding - 100 shares
                                                                                           10

                           Additional Paid in Capital                                   $ 990
                                                                                         ----
                              Total Stockholder's Equity                               $1,000
                                                                                        =====

                              Total Liabilities and
                                Stockholder's Equity                                   $1,000
                                                                                        =====

                           COMMONWEALTH BANCORP, INC.

                              STATEMENT OF INCOME
                                  (UNAUDITED)


         For the period January 1, 1996 to March 31, 1996




    Net Income                                                 $      0
                                                               --------

                           COMMONWEALTH BANCORP, INC.

                       STATEMENT OF STOCKHOLDER'S EQUITY
                                  (Unaudited)

                For the period January 1, 1996 to March 31, 1996

                                                                    Additional
                                         Common Stock            Paid in Capital                Total
                                         ------------            ---------------                -----
 Balance at
 January 1, 1996                              $  10                   $ 990                     $  1,000
 Receivable due from
  the sale of Common
  Stock                                       $   0                   $   0                     $      0
                                                  -                       -                            -

 Balance at
 March 31, 1996                               $  10                   $ 990                     $  1,000
                                                 --                     ===                        =====

                           COMMONWEALTH BANCORP, INC.

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                For the period January 1, 1996 to March 31, 1996


Funds were provided by:

         Financing Activities:

                 Receivable due from sale of
                    Common Stock                                             $1,000
                                                                              -----

                 Funds provided by financing activities                      $1,000
                                                                              =====


Funds were used for:

         Increase in non-earning assets:

                 Due from Commonwealth Savings Bank                          $1,000
                                                                              -----

                 Total funds used                                            $1,000
                                                                              =====

                           COMMONWEALTH BANCORP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1

Incorporation and Organization

         Commonwealth Savings Bank (the "Company") was incorporated on December 11, 1995 by Commonwealth Savings Bank (the "Bank") in connection with a proposed conversion of Commonwealth Mutual Holding Company from the mutual to the stock form and reorganization of the Bank as a subsidiary of the Company.

         The Company has not conducted any operations since its incorporation.