Form 10-Q
period 1996-06-30
COMMONWEALTH BANCORP INC
filed 1996-08-13
CIK 1005126

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended.....................................June 30, 1996

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from.................. to ...................
         Commission File No..............................................0-27942

                           Commonwealth Bancorp, Inc.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                      23-2828883
        ------------                                      ---------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                    Identification Number)

        P.O. Box 2100
        70 Valley Stream Parkway
        Valley Forge, Pennsylvania                        19482
        --------------------------                        -----
        (Address of principal executive offices)          (Zip Code)



              Registrant's telephone number, including area code:
                                 (610) 251-1600


     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No
                                       ---   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 5, 1996, there were issued and outstanding 17,952,693 shares of the Registrant's Common Stock.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                               TABLE OF CONTENTS

Item                                                                                               Page
 No.                                                                                                No.
 ---                                                                                                ---
         PART I - CONSOLIDATED FINANCIAL INFORMATION

 1       Consolidated Financial Statements

         Consolidated Balance Sheets at June 30, 1996 and December 31, 1995                          3

         Consolidated Statements of Income for the Three and Six Month Periods Ended
          June 30, 1996 and 1995                                                                     5

         Consolidated Statements of Changes in Shareholders' Equity for the Six Month
           Periods Ended June 30, 1996 and 1995                                                      6

         Consolidated Statements of Cash Flows for the Six Month Periods Ended
          June 30, 1996 and 1995                                                                     7

         Notes to Consolidated Financial Statements                                                  9

 2       Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                                12



         PART II - OTHER INFORMATION

 1       Legal Proceedings                                                                          22

 2       Changes in Securities                                                                      22

 3       Default Upon Senior Securities                                                             22

 4       Submission of Matters to a Vote of  Security Holders                                       22

 5       Other Information                                                                          22

 6       Exhibits and Reports on Form 8-K                                                           22

                  Commonwealth Bancorp, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                 (In Thousands)

                                     Assets

                                                                   June 30,      December 31,
                                                                     1996            1995
                                                                ---------------  --------------
                                                                  (Unaudited)
Cash and due from banks                                                $36,920         $31,994
Interest-bearing deposits                                               41,070           7,637
Short-term investments available for sale                                5,095          10,546
Mortgage loans held for sale                                            25,662          26,001
Investment securities
   Securities available for sale(cost of $60,553
     and $46,364, respectively), at market value                        60,520          46,896
Mortgage-backed securities
   Securities held to maturity(market value of $254,603
     and $254,352, respectively), at cost                              256,356         251,330
   Securities available for sale(cost of $487,716
     and $208,464, respectively), at market value                      485,349         212,023
Loans receivable, net                                                1,011,477         796,735
Accrued interest receivable                                             11,946           9,060
FHLB stock, at cost                                                     14,255           8,912
Premises and equipment, net                                             24,362          20,687
Intangible assets                                                       54,303          17,279
Mortgage servicing rights                                                7,558           6,855
Other assets, including net deferred taxes of $4,133 and
   $1,579, respectively                                                 14,189           9,745
                                                                ---------------  --------------

           Total assets                                             $2,049,062      $1,455,700
                                                                ===============  ==============













   The accompanying notes are an integral part of the consolidated financial statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                 (In Thousands)

                      Liabilities and Shareholders' Equity

                                                                    June 30,      December 31,
                                                                      1996            1995
                                                                ---------------  --------------
                                                                  (Unaudited)
Liabilities:
  Deposits                                                          $1,484,757      $1,076,549
  Notes payable and other borrowings
     Secured notes due to Federal Home Loan Bank
       of Pittsburgh                                                   109,000         120,614
     Securities sold under agreements to repurchase                    151,052          81,112
     Other borrowings                                                        0           1,554
  Advances from borrowers for taxes and insurance                       33,512          25,797
  Accrued interest payable, accrued expenses and
     other liabilities                                                  43,220          13,038
                                                                ---------------  --------------

           Total liabilities                                         1,821,541       1,318,664

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.10 par value; 5,000,000 shares
     authorized; none issued                                              -               -
  Common stock, $0.10 par value; 30,000,000 and 20,000,000
     shares authorized; 17,952,693 and 8,628,884 issued
     at June 30, 1996 and December 31, 1995, respectively                1,795             863
  Additional paid in capital                                           132,891          36,686
  Retained earnings                                                    104,136          99,165
  Unearned ESOP compensation                                            (8,985)         (1,449)
  Unearned MRP compensation                                               (756)           (888)
  Unrealized (loss) gain on marketable securities, net of tax           (1,560)          2,659
                                                                ---------------  --------------

           Total shareholders' equity                                  227,521         137,036
                                                                ---------------  --------------

Total liabilities and shareholders' equity                          $2,049,062      $1,455,700
                                                                ===============  ==============











   The accompanying notes are an integral part of the consolidated financial statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                       Consolidated Statements of Income
                     (In Thousands, except Per Share Data)

                                                                              For the Three Months         For the Six Months
                                                                                 Ended June 30,               Ended June 30,
                                                                            1996            1995          1996            1995
                                                                         ----------      ----------    ----------      ----------
                                                                                 (Unaudited)                  (Unaudited)
Interest income:
  Interest on loans                                                         $17,315         $13,661       $33,695         $26,657
  Interest and dividends on deposits and money
     market investments                                                         787             409         1,388             797
  Interest on investment securities                                             781           1,015         1,503           2,184
  Interest on mortgage-backed securities                                     10,401           8,712        19,371          16,612
                                                                         ----------      ----------    ----------      ----------

                  Total interest income                                      29,284          23,797        55,957          46,250

Interest expense:
  Interest on deposits                                                       10,965           7,811        21,505          15,022
  Interest on notes payable and other borrowings                              4,175           4,211         7,925           7,442
                                                                         ----------      ----------    ----------      ----------

                  Total interest expense                                     15,140          12,022        29,430          22,464
                                                                         ----------      ----------    ----------      ----------

                  Net interest income                                        14,144          11,775        26,527          23,786

Provision for loan losses                                                       100              50           100              76
                                                                         ----------      ----------    ----------      ----------

                  Net interest income after provision for loan losses        14,044          11,725        26,427          23,710

Noninterest income:
  Deposit fees and related income                                             1,134             937         2,206           1,833
  Servicing fees                                                              1,461           1,383         2,627           2,741
  Net gain (loss) on sales of mortgage loans                                    126            (310)          998            (284)
  Net (loss) gain on sales of foreclosed real estate                            (71)            433          (126)            398
  Other                                                                         365             273           715             424
                                                                         ----------      ----------    ----------      ----------

                  Total noninterest income                                    3,015           2,716         6,420           5,112
                                                                         ----------      ----------    ----------      ----------

Noninterest expense:
  Compensation and employee benefits                                          5,944           4,822        11,666           9,999
  Occupancy and office operations                                             1,984           1,763         3,931           3,558
  FDIC premium                                                                  648             495         1,261             990
  Advertising and promotion                                                     419             438           736             835
  Amortization of intangible assets                                             564             282         1,137             584
  Other                                                                       2,625           2,063         5,151           3,880
                                                                         ----------      ----------    ----------      ----------

                  Total noninterest expense                                  12,184           9,863        23,882          19,846
                                                                         ----------      ----------    ----------      ----------

                  Income before income taxes                                  4,875           4,578         8,965           8,976

Income tax provision                                                          1,706           1,627         3,158           3,117
                                                                         ----------      ----------    ----------      ----------

Net income                                                                   $3,169          $2,951        $5,807          $5,859
                                                                         ==========      ==========    ==========      ==========

Weighted-average number of shares outstanding                             9,695,017             N/A     8,862,186             N/A
                                                                         ==========      ==========    ==========      ==========

Earnings per share (1)                                                         0.33             N/A          0.66             N/A
                                                                         ==========      ==========    ==========      ==========

- ---------------------

(1) Per share information for the prior period is not comparable as the Company did not complete its stock offering until June 14, 1996.








   The accompanying notes are an integral part of the consolidated financial statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                 (In Thousands)
                                  (Unaudited)

                                                      Common             Additional
                                                      Shares     Common    Paid-In   Retained
                                                    Outstanding   Stock    Capital   Earnings
- -----------------------------------------------------------------------------------------------
Fiscal 1995
Balance at December 31, 1994                            8,600       $860   $36,016    $89,737

  Net income                                                                            5,859
  Dividends                                                                              (912)
  Release of 27,875 ESOP shares                                                103
  Amortization of unearned compensation
  Exercise of stock options                                                     41
  Decrease in unrealized loss on marketable
    securities, net of tax
                                                     ------------------------------------------
Balance at June 30, 1995                                8,600       $860   $36,160    $94,684
                                                     ==========================================


Fiscal 1996
Balance at December 31, 1995                            8,629       $863   $36,686    $99,165

  Net income                                                                            5,807
  Dividends                                                                              (936)
  Release of 38,226 ESOP shares  (c)                                           183
  Amortization of unearned compensation
  Exercise of stock options                                13          1       131
  Decrease in unrealized gain on marketable
    securities, net of tax
  Issuance and exchange of common stock as a result
    of the conversion/reorganization  (a) (b)           9,311        931    95,891
  Assets consolidated from Commonwealth Mutual
    Holding Company                                                                       100

                                                     ------------------------------------------
Balance at June 30, 1996                               17,953     $1,795  $132,891   $104,136
                                                     ==========================================


                                                                                   Unrealized
                                                      Unearned       Unearned      Gain/(Loss)
                                                        ESOP            MRP       On Marketable
                                                    Compensation   Compensation    Securities     Total
- --------------------------------------------------------------------------------------------------------
Fiscal 1995
Balance at December 31, 1994                           ($2,005)       ($1,184)       ($6,519)   $116,905

  Net income                                                                                       5,859
  Dividends                                                                                         (912)
  Release of 27,875 ESOP shares                            283                                       386
  Amortization of unearned compensation                                   148                        148
  Exercise of stock options                                                                           41
  Decrease in unrealized loss on marketable
    securities, net of tax                                                             6,212       6,212
                                                    ----------------------------------------------------
Balance at June 30, 1995                               ($1,722)       ($1,036)         ($307)   $128,639
                                                    ====================================================


Fiscal 1996
Balance at December 31, 1995                           ($1,449)         ($888)        $2,659    $137,036

  Net income                                                                                       5,807
  Dividends                                                                                         (936)
  Release of 38,226 ESOP shares  (c)                       362                                       545
  Amortization of unearned compensation                                   132                        132
  Exercise of stock options                                                                          132
  Decrease in unrealized gain on marketable
    securities, net of tax                                                            (4,219)     (4,219)
  Issuance and exchange of common stock as a result
    of the conversion/reorganization  (a) (b)           (7,898)                                   88,924
  Assets consolidated from Commonwealth Mutual
    Holding Company                                                                                  100

                                                    ----------------------------------------------------
Balance at June 30, 1996                               ($8,985)         ($756)       ($1,560)   $227,521
                                                    ====================================================

- -------------------------------

  (a) Includes 3,889,598 Public Bank Shares outstanding at June 14, 1996, converted into 8,080,538 Exchange Shares based on the 2.0775 exchange ratio; 9,872,155 shares sold in the subscription and community offering; and the cancellation of 4,752,000 shares previously held by Commonwealth Mutual Holding Company.

  (b)  8% of the 9,872,155 conversion stock purchased by the ESOP.

  (c) 11,344 pre conversion shares released during the quarter ended March 31, 1996; 26,882 post conversion shares released during the quarter ended June 30, 1996.


   The accompanying notes are an integral part of the consolidated financial statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                        For the Six Months
                                                                                          Ended June 30,
                                                                                       1996            1995
                                                                                   ------------    ------------
                                                                                            (Unaudited)
Operating activities:
   Net income                                                                            $5,807          $5,859
   Adjustments to reconcile net income to net cash
    (used in) provided by operating activities-
      Proceeds from loans sold to others                                                156,473          82,843
      Loans originated for sale                                                        (106,646)        (45,343)
      Purchases of loans held for sale                                                  (51,674)        (54,558)
      Principal collection on mortgage loans held for sale                                1,178             153
      Net gain (loss) on sales of mortgage loans                                           (998)            284
      Increase (decrease) in net deferred loan fees                                         366            (745)
      Provision for loan losses and foreclosed real estate                                  206             402
      Net loss (gain) on sales of assets                                                    118            (381)
      Depreciation and amortization                                                       1,273           1,288
      Net amortization of other assets and liabilities                                    2,461           1,513
      Interest reinvested on repurchase agreements                                       (3,543)         (5,294)
      Changes in assets and liabilities-
       (Increase) Decrease in-
          Accrued interest receivable, net                                               (2,107)           (881)
          Deferred income taxes                                                            (282)          3,981
          Other assets                                                                   (2,394)         (5,571)
        Increase in-
          Advances from borrowers for taxes and insurance                                 7,715           8,525
          Accrued interest payable, accrued expenses and other liabilities               27,706           4,105
                                                                                   ------------    ------------
            Net cash provided by (used in) operating activities                         $35,659         ($3,820)
                                                                                   ------------    ------------

                                                                     (continued)



   The accompanying notes are an integral part of the consolidated financial statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (continued)
                                 (In Thousands)

                                                                                        For the Six Months
                                                                                          Ended June 30,
                                                                                       1996            1995
                                                                                   ------------    ------------
                                                                                           (Unaudited)
Investing activities:
   Proceeds from maturities of investment securities                                    $18,749         $25,000
   Purchases of investment securities                                                   (32,894)         (1,000)
   Purchases of mortgage-backed securities                                             (348,747)        (85,472)
   Principal collected on mortgage-backed securities                                     64,469          15,376
   Principal collected on loans                                                          64,089          39,232
   Loans originated                                                                     (39,255)        (27,027)
   Loans purchased                                                                     (116,802)        (51,293)
   Sales of real estate acquired through foreclosure                                        433           1,486
   Purchase of FHLB Stock                                                                (5,343)         (1,035)
   Purchases of premises and equipment                                                   (1,917)         (1,758)
   Acquisition of branch                                                                215,440               0
   Other                                                                                      9            (309)
                                                                                   ------------    ------------
         Net cash used in investing activities                                         (181,769)        (86,800)
                                                                                   ------------    ------------

Financing activities:
   Net increase (decrease) in deposits                                                   30,583            (227)
   Proceeds from notes payable and other borrowings                                     242,815         124,593
   Repayment of notes payable and other borrowings                                     (182,500)        (51,536)
   Issuance of common stock                                                              89,056               0
   Cash dividends paid                                                                     (936)           (865)
                                                                                   ------------    ------------
         Net cash provided by financing activities                                      179,018          71,965
                                                                                   ------------    ------------
         Net increase (decrease) in cash and cash equivalents                            32,908         (18,655)
Cash and cash equivalents at beginning of period                                         50,177          45,913
                                                                                   ------------    ------------
Cash and cash equivalents at end of period                                              $83,085         $27,258
                                                                                   ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for-
       Interest                                                                         $20,821         $17,384
                                                                                   ============    ============
       Income taxes                                                                      $3,008          $3,332
                                                                                   ============    ============







   The accompanying notes are an integral part of the consolidated financial statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Commonwealth Bancorp, Inc.'s ("Commonwealth" or the "Company") financial condition as of June 30, 1996 and the results of operations, changes in shareholders' equity and cash flows for the periods presented. The financial data for prior periods is for Commonwealth Savings Bank ("Bank"). The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q. For further information, refer to the Bank's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995.

     The Company is a Pennsylvania corporation which is the holding company for the Bank. On June 14, 1996, the Bank completed its reorganization to the holding company form of ownership as a wholly owned subsidiary of the Company.

2.   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Commonwealth; Commonwealth Savings Bank; ComNet Mortgage Services, Inc. ("ComNet"); CFSL Investment Corporation; QME, Inc.; and Firstcor, Ltd. All significant intercompany transactions and balances have been eliminated in consolidation. ComNet Mortgage Services, Inc. was liquidated effective July 1, 1996, and is now a division of Commonwealth Savings Bank.

3.   Shareholders' Equity

     On May 28, 1996, the Board of Directors declared a $0.125 per share cash dividend for the three months ended June 30, 1996, which was made payable to shareholders of record at the close of business on June 12, 1996. This dividend was paid on June 26, 1996. Commonwealth Mutual Holding Company, which owned 4,752,000 shares, or 55.0%, of the Bank's outstanding common stock, waived its right to receive the dividend, thereby reducing the dividend paid to $468,000.

4.   New Accounting Pronouncements

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights". The Company, through ComNet, acquires mortgage servicing rights through both the purchase and origination of mortgage loans which are sold or securitized, generally with servicing retained. SFAS No. 122 requires the Company to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without mortgage servicing rights) based on their relative fair values. For the six months ended June 30, 1996, the Company recorded originated mortgage servicing rights of $1,674,000, net of a $528,000 valuation allowance.

     On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting. Disclosure is required for the effects on reported results of the fair value of options granted as it they had been used to measure compensation cost. Management of the Company has adopted the pro forma method of disclosure as described above.

5.   Other Information

     The Company's deposits are insured by the FDIC through the Savings Association Insurance Fund ("SAIF") and the Company pays the annual insurance fees of 23 basis points on insured deposits, the lowest rate currently permitted. The FDIC insures commercial banks and certain savings banks through the Bank Insurance Fund ("BIF"), which recently lowered their insurance rates to 0 basis points on insured deposits as the commercial banks have reached the required capitalization level of $1.25 for each $100 of insured deposits. This disparity in SAIF and BIF insurance premiums places SAIF insured institutions at a significant competitive disadvantage.

     Legislation has been proposed which would, among other things, recapitalize the SAIF with a one-time charge on SAIF-insured institutions of at least approximately $0.85 for every $100 of assessable deposits, and an eventual merger of the SAIF and the BIF administered by the FDIC. The Company currently is unable to predict the likelihood of legislation effecting theses changes, although a consensus among regulators, legislators and bankers appears
to be developing in this regard.   If an assessment of $0.85 per $100 of
assessable deposits was effected based on deposits as of March 31, 1995, as proposed, the Company's pro rata share would amount to approximately $7.14 million.

     The Company is a Pennsylvania corporation which is the holding company for the Bank. The Company was recently organized by the Bank for the purpose of acquiring all of the capital stock of the Bank in connection with the conversion of Commonwealth Mutual Holding Company, the former parent mutual holding company of the Bank, and the reorganization of the Bank to the stock holding company form, which was completed on June 14, 1996 (the "Conversion and Reorganization"). In the Conversion and Reorganization, 9,872,155 shares of common stock of the Company were sold in a subscription and community offering at $10.00 per share. In addition, 8,080,538 shares of Common Stock of the Company were issued in exchange for shares of stock of the Bank previously held by public stockholders at an exchange ration of 2.0775 shares for each share of Bank common stock, resulting in 17,952,693 shares of common stock of the Company outstanding.

6.   Earnings Per Share

     Earnings for the three and six months ended June 30, 1996 were $.33 per share and $.66 per share, respectively. Earnings per share were computed by dividing net income for the three and six months ended June 30, 1996 by the weighted average number of shares of common stock outstanding during the period of 9,695,017 and 8,862,186 for the three and six months ended June 30, 1996, respectively. ESOP shares that have not been committed to be released are not considered outstanding for the computation of earnings per share in accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans" ("SOP 93-6"). Shares granted but not yet issued under the Company's stock option plans are considered common stock equivalents for earnings per share calculations. Earnings per share information is not comparable for the three and six months ended June 30, 1995 as the Company did not complete its stock offering until June 14, 1996.

7.   Acquisition of Meridian Branches

     On June 28, 1996, the Company completed the acquisition of eleven former branch offices of Meridian Bank located in Berks County (ten offices) and Lebanon County (one office), Pennsylvania from CoreStates Bank, which were divested in connection with the merger of Meridian Bank and CoreStates Bank (the "Branch Acquisition"). In connection

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


with this transaction, the Company assumed approximately $378 million of deposits and acquired approximately $120 million of single-family residential, commercial and consumer loans, and acquired approximately $3 million of real property. In the Branch Acquisition, the Company received approximately $215 million of cash, net of a deposit premium of approximately $40 million.

     The Company assigned a portion of the cost of the acquisition to the value of the core deposit intangible asset acquired of $14.7 million, which is being amortized on an accelerated basis over approximately 10 years. The excess of the cost over the identifiable assets acquired less liabilities assumed was recorded as goodwill, which amounted to $23.4 million, and which is being amortized on a straight-line basis over approximately 13 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     GENERAL. The Company is a Pennsylvania corporation which is the holding company for the Bank. Commonwealth Savings Bank is a Federally chartered, stock savings bank, regulated by the Office of Thrift Supervision. The Bank conducts business from its executive offices in Malvern, Pennsylvania and, as of June 30, 1996, 51 full service offices located in eastern Pennsylvania. ComNet, also located in Malvern, conducts business through loan origination offices located in Pennsylvania, New Jersey, Connecticut, and Rhode Island. ComNet also conducts business through its wholesale network, which includes correspondents in 29 states.

     The Company's acquisition of four branches and the related deposits of Fidelity Federal Savings and Loan Association ("Fidelity Federal") was completed on July 29, 1995. The branches had deposits totaling $197.4 million at the time of closing, and a premium of 8.52% of the deposit base was paid by Commonwealth. The premium was comprised of $3.3 million of core deposit intangible and $13.8 million of goodwill.

     On June 14, 1996, the Company completed its stock offering in connection with the conversion of Commonwealth Mutual Holding Company, the former parent mutual holding company of the Bank, and the reorganization of the Bank to the stock holding company form. In the offering, 9,872,155 shares of common stock of the Company were sold in a subscription and community offering at $10.00 per share. In addition, 8,080,538 shares of Common Stock of the Company were issued in exchange for shares of stock of the Bank previously held by public stockholders at an exchange ratio of 2.0775 shares for each share of Bank common stock, resulting in 17,952,693 shares of common stock of the Company outstanding.

     On June 28, 1996, the Company completed the acquisition of eleven former branch offices of Meridian Bank located in Berks County (ten offices) and Lebanon County (one office), Pennsylvania from CoreStates Bank, which were divested in connection with the merger of Meridian Bank and CoreStates Bank (the "Branch Acquisition"). In connection with this transaction, the Company assumed approximately $378 million of deposits and acquired approximately $120 million of single-family residential, commercial and consumer loans, and acquired approximately $3 million of real property. In the Branch Acquisition, the Company received approximately $215 million of cash, net of a deposit premium of approximately $40 million.

     The Company assigned a portion of the cost of the acquisition to the value of the core deposit intangible asset acquired of $14.7 million, which is being amortized on an accelerated basis over approximately 10 years. The excess of the cost over the identifiable assets acquired less liabilities assumed was recorded as goodwill, which amounted to $23.4 million, and which is being amortized on a straight-line basis over approximately 13 years.

FINANCIAL CONDITION

     GENERAL. Total assets increased by $593.4 million, or 40.8%, from $1.456 billion at December 31, 1995 to $2.049 billion at June 30, 1996, due to increases in interest-bearing deposits, investment securities, mortgage-backed securities, loans receivable, and intangible assets. Total liabilities increased by $502.9 million, or 38.1%, from $1.319 billion at December 31, 1995 to $1.822 billion at June 30, 1996. This increase was primarily comprised of increases in deposits, securities sold under agreements to repurchase, and other liabilities. Shareholders' equity as of June 30, 1996, equaled $227.5 million, compared to $137.0 million at December 31, 1995. This $90.5 million increase was primarily the result of the $88.9 million of net proceeds received in the offering in connection with the Conversion and Reorganization , net income of $5.8 million for the six months ended June 30, 1996, along with a $4.2 million decrease in the Company's unrealized gain on marketable securities, net of tax effects.

     CASH, INTEREST-BEARING DEPOSITS AND SHORT-TERM INVESTMENTS. ("CASH AND CASH EQUIVALENTS") Cash and cash equivalents increased by $32.9 million, or 65.6%, for the six months ended June 30, 1996, primarily due to the cash received by the Company from investors in its second step stock offering and from the Meridian Branch Acquisition..

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


     INVESTMENT SECURITIES. Investment securities increased by $13.6 million, or 29.1%, for the six months ended June 30, 1996, primarily as a result of the purchase of U.S. Treasury and government agency securities, which further diversify the Company's earning assets.

                                                                                          June 30, 1996
                                                               -------------------------------------------------------------------
                                                                  Amortized           Unrealized          Unrealized       Market
                                                                    Cost                Gains               Losses          Value
                                                               -------------------------------------------------------------------
                                                                                          (In Thousands)
 Available for sale:
   U.S. Treasury and government
     agency securities                                             $ 58,411              $ 126                 $ 140      $ 58,397
   Mortgage security mutual fund                                      2,142                  0                    19         2,123
                                                               -------------------------------------------------------------------
                                                                   $ 60,553              $ 126                 $ 159      $ 60,520
                                                               ===================================================================

                                                                                     December 31, 1995
                                                             -------------------------------------------------------------------
                                                               Amortized           Unrealized          Unrealized         Market
                                                                  Cost               Gains               Losses            Value
                                                             -------------------------------------------------------------------
                                                                                       (In Thousands)
 Available for sale:
   U.S. Treasury and government
     agency securities                                           $ 38,789               $ 474               $    0      $ 39,263
   Corporate bonds                                                  5,498                   7                   22         5,483
   Mortgage security mutual fund                                    2,077                  73                    0         2,150
                                                             -------------------------------------------------------------------
                                                                 $ 46,364               $ 554               $   22      $ 46,896
                                                             ===================================================================


   Investment securities classified as held to maturity are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security pursuant to the level-yield method. Investment securities that are available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

  MORTGAGE-BACKED SECURITIES. Mortgage-backed securities increased by $278.4 million, or 60.1%, for the six months ended June 30, 1996 due to a $284.3 million net increase in the balance of mortgage-backed securities and a $5.9 million decrease in the unrealized gain on available for sale mortgage-backed securities. The Company increased its holdings of mortgage backed securities during the first six months of 1996 in anticipation of its second step stock offering and the Meridian Branch Acquisition. Management of the Company chose to borrow short term funds (See "Borrowing" below) to enable it to selectively invest the expected proceeds over a period of time, rather than in a bulk purchase. At June 30, 1996 and December 31, 1995, $492.6 million, or 66.4%, and $381.9 million, or 82.4%, respectively, of the Company's mortgage-backed securities were issued or guaranteed by the GNMA, the FHLMC or the FNMA. The Company's investment in AAA rated CMOs and REMICs increased $168.4 million to $242.3 million at June 30, 1996, from $73.9 million at December 31, 1995. The Company's CMOs and REMICs represent 32.7% of the Company's mortgage-backed

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

securities at June 30, 1996, compared to 16.0% at December 31, 1995. Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that may back them, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company. The following table sets forth the Company's mortgage-backed securities portfolio at the dates indicated.

                                                                   June 30, 1996
                                        --------------------------------------------------------------------
                                           Amortized          Unrealized         Unrealized         Market
                                              Cost               Gains             Losses            Value
                                        --------------------------------------------------------------------
                                                                     (In Thousands)
 Held to maturity:

   GNMA                                     $  94,668             $   854          $   609         $  94,913

   FHLMC                                       61,424                 274              409            61,289

   FNMA                                        93,439                 238            2,101            91,576

   Private                                      6,639                   0                0             6,639

   Other                                          186                   0                0               186
                                        --------------------------------------------------------------------

                                            $ 256,356             $ 1,366          $ 3,119         $ 254,603
                                        ====================================================================

 Available for sale:

   GNMA                                     $  22,625             $ 1,618          $   383         $  23,860

   FHLMC                                      126,261               2,720              247           128,734

   CMO and REMIC                              248,464                  26            6,166           242,324

   FNMA                                        90,366                 460              395            90,431
                                        --------------------------------------------------------------------

                                            $ 487,716             $ 4,824          $ 7,191         $ 485,349
                                        ====================================================================

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

                                                                 December 31, 1995
                                         -------------------------------------------------------------------
                                           Amortized          Unrealized         Unrealized         Market
                                              Cost               Gains             Losses            Value
                                         -------------------------------------------------------------------
                                                            (In Thousands)
 Held to maturity:

   GNMA                                     $  92,651             $ 3,092          $   266         $  95,477

   FHLMC                                       72,141                 521              219            72,443

   FNMA                                        79,055                 381              487            78,949

   Private                                      7,236                   0                0             7,236

   Other                                          247                   0                0               247
                                         -------------------------------------------------------------------

                                            $ 251,330             $ 3,994          $   972         $ 254,352
                                         ===================================================================

 Available for sale:

   GNMA                                     $  25,144             $ 2,085          $   354         $  26,875

   FHLMC                                       62,782               2,940               43            65,679

   CMO and REMIC                               75,362                  38            1,468            73,932

   FNMA                                        45,176                 562              201            45,537
                                         -------------------------------------------------------------------

                                            $ 208,464             $ 5,625          $ 2,066         $ 212,023
                                         ===================================================================

         Mortgage-backed securities classified as held to maturity are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security pursuant to the level-yield method. Mortgage-backed securities that are available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

     LOANS RECEIVABLE, NET. Loans receivable, net, increased by $214.7 million, or 27.0%, for the six months ended June 30, 1996 due to the $120.3 million loan portfolio acquired from Meridian Bank, the Company's continued emphasis on building its adjustable rate mortgage, as well as its consumer and commercial loan portfolios, and the closing of $32.2 million of bulk loan purchases during the period. The following table depicts the composition of the Company's loan portfolio at the dates indicated.

                                                       June 30,                         December 31,
                                                        1996                               1995
                                                  ------------------                 ------------------
                                                                  % of                               % of
                                                Amount            Total            Amount            Total
                                                ------          --------           ------          --------
                                                                 (Dollars in Thousands)
 Mortgage loans:
   Single-family residential(1)                   $759,238          74.46%           $655,152         81.09%
   Commercial real estate                           43,930           4.31               9,386          1.16
                                                 ---------        -------           ---------       -------
     Total mortgage loans                          803,168          78.77             664,538         82.25
 Consumer loans:
   Equity lines of credit                           51,141           5.02              44,432          5.50
   Second mortgage                                  75,797           7.43              48,653          6.02
   Other                                            40,033           3.93              18,009          2.23
                                                 ---------      ---------          ----------       -------
     Total consumer loans                          166,971          16.38             111,094         13.75
 Commercial loans:
   SBA variable rate loans(2)                       27,026           2.65              29,472          3.65
   Small business loans                             22,414           2.20               2,801          0.35
                                                ----------        -------         -----------       -------
     Total commercial loans                         49,440           4.85              32,273          4.00
                                                ----------        -------           ---------       -------

     Total loans receivable                      1,019,579         100.00%            807,905        100.00%
                                                ----------         =======            -------        =======
 Less:
   Discount/(Premium) on loans purchased           (4,716)                              1,004
   Allowance for loan losses                         9,948                              7,485
   Deferred loan fees                                2,870                              2,681
                                               -----------                        -----------
 Loans receivable, net                          $1,011,477                           $796,735
                                                ==========                           ========

- -----------------------

(1)  At June 30, 1996 and December 31, 1995, $445.0 million, or 58.6%, and
     $382.2 million, or 58.3%, respectively, of the Company's single-family residential loans had adjustable interest rates.
(2) Consists entirely of loans which are guaranteed by the SBA (with the majority adjusting monthly or quarterly).

     Total loans originated and purchased by ComNet for the six month period ended June 30, 1996 were $257.3 million, compared to $155.9 million for the six month period ended June 30, 1995. This increase of $101.4 million, or 65.0%, was primarily attributable to interest rate decreases during 1995 and early 1996 which caused the retail and wholesale loan closing volumes to increase
during the first six months of 1996.   ComNet's Wholesale Lending Department
originates loans through a network of correspondent brokers in 29 states. All loans are underwritten under the same criteria as those used for retail originations. The registered applications and closed loans through the wholesale network totaled $236.8 million and $136.3 million, respectively, during the six months ended June 30, 1996.

     During 1994, the company expanded its lending capacity to include the origination of small business commercial loans in order to diversify its loan
portfolio.   In addition, on June 28, 1996, the Company acquired $44.0 million of Meridian Bank's commercial loans in conjunction with its acquisition of the Meridian branches. As of June 30, 1996, commercial loans (other than SBA loans) totaled $66.3 million, or 6.5%, of the Company's total loan portfolio compared to $12.2 million, or 1.5%, at December 31, 1995. At June 30, 1996, commercial loans were comprised of $22.4 million of small business

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

loans and $43.9 million of commercial real estate loans. At December 31, 1995 commercial loans were comprised of $2.8 million of small business loans and $9.4 million of commercial real estate loans. Commercial business loans are generally considered to have a greater risk than single-family residential mortgage loans because the risk of borrower default is greater and their collateral is more likely to decline in value and may be more difficult to liquidate than single-family residences.

  NON-PERFORMING ASSETS. The Company's non-performing assets, which primarily consist of non-accrual loans and real estate acquired through foreclosure increased by $761,000, or 10.3%, for the six months ended June 30, 1996. At June 30, 1996, the Company's $8.1 million of non-performing assets amounted to 0.40% of total assets and consisted of $7.0 million of non-accrual loans, $5.3 million of which were single-family residential loans, $708,000 of real estate owned and a $420,000 deposit (net of a $130,000 reserve) with Nationar, which is a New York state correspondent bank currently in bankruptcy liquidation. Commonwealth Savings Bank maintained this deposit with Nationar as a compensating balance in conjunction with its original Employee Stock Ownership Plan ("ESOP") loan. At December 31, 1995, the Company's $7.4 million of non-performing assets represented 0.51% of total assets.

  ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses increased $2.4 million, or 32.0%, to $9.9 million at June 30, 1996, from $7.5 million at December 31, 1995. The $2.4 million increase in the allowance for loan losses resulted from the acquisition of the Meridian loans. The allowance was based upon the Company's review of the Meridian Loans, which were rated and assigned reserves based upon the Company's normal and customary internal credit rating standards. The allowance for loan losses is maintained at a level which management of the Company believes is appropriate after examining the perceived risks inherent in the Company's loan portfolio. At June 30, 1996, the Company's allowance for loan losses amounted to 142.2% of total non-performing loans and 0.98% of total loans held for investment, as compared to 120.9% of total non-performing loans and 0.93% of total loans held for investment at December 31, 1995.

  INTANGIBLE ASSETS. Intangible assets, which are comprised of the excess of cost over net assets of association acquired, ("Goodwill") and core deposit intangibles ("CDI") increased by $37.0 million, or 214.3%, between periods, primarily due to the Meridian branch purchase. The following table details the components of intangible assets at the dates indicated.

                                                       June 30, 1996      December 31, 1995
                                                       -------------      -----------------

                                                                 (In Thousands)
 Goodwill (Meridian)                                         $23,394               $  -

 CDI (Meridian)                                               14,739                  -

 Goodwill (Fidelity Federal)                                  12,922                13,456

 CDI (Fidelity Federal)                                        2,997                 3,162

 Goodwill (First Family)                                         251                   661
                                                             -------               -------

 Total                                                       $54,303               $17,279
                                                             =======               =======


         MORTGAGE SERVICING RIGHTS. At June 30, 1996, ComNet's total servicing portfolio was $1.967 billion, compared to $1.874 billion at December 31, 1995, representing an increase of $93 million, or 5.0%. At June 30, 1996 and December 31, 1995, ComNet was servicing $1.347 billion and $1.293 billion, respectively, of third party loans, as well as $619.7 million and $581.3 million, respectively, of loans held by the Company for investment and sale.
At June 30, 1996 and December 31, 1995, capitalized excess servicing fees, net of amortization, totaled $3.7 million and $3.8 million,

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

respectively. At the same dates, purchased mortgage servicing rights, net of amortization, totaled $2.7 million and $3.0 million, respectively. Originated mortgage servicing rights, which have arisen due to the January 1, 1996 adoption of SFAS 122 (see "New Accounting Pronouncements" in the Notes to Consolidated Financial Statements), net of the valuation allowance, totaled $1.1 million at June 30, 1996.

     BORROWINGS. The Company's borrowings are primarily comprised of advances from the Federal Home Loan Bank of Pittsburgh ("FHLB") and securities sold under agreements to repurchase. FHLB advances decreased by $11.6 million, or 9.6%, to $109.0 million at June 30, 1996 from $120.6 million at December 31, 1995. Repurchase agreements increased by $69.9 million, or 86.2%, to $151.1 million at June 30, 1996 from $81.1 million at December 31, 1995, as management initiated the investment of anticipated proceeds from the second step conversion (See "Mortgage-Backed Securities" above). The Company's borrowings are generally used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business. Dependent upon the funding requirements and interest rate risk considerations, these borrowings are hedged with off-balance sheet swaps and caps.

REGULATORY CAPITAL REQUIREMENTS

The following table sets forth the Bank's compliance with applicable regulatory capital requirements at June 30, 1996.

                                                                                          June 30,1996
                                                                                          ------------
                                                                                (Dollars In Thousands)
 Total shareholders' equity or GAAP capital                                               $    182,344
 Add: Unrealized loss on marketable securities, net of tax                                       1,511
 Less: Intangible Assets                                                                      (54,303)
                                                                                             ---------
 Actual regulatory capital                                                                     129,552
 Plus: OTS tier 2 capital (1)                                                                    7,576
                                                                                             ---------
 Total OTS risk-based capital                                                             $    137,128
                                                                                          ============

 OTS adjusted total assets                                                                $  1,960,618
                                                                                          ============

 OTS total risk-weighted assets                                                           $    977,944
                                                                                          ============

 OTS tangible capital ratio                                                                       6.6%
 Minimum requirement                                                                              1.5%
                                                                                                  ====

 OTS core capital                                                                                 6.6%
 Minimum requirement                                                                      3.0% to 5.0%  (2)
                                                                                          ============


 OTS risk-based capital                                                                          14.0%
 Minimum requirement                                                                              8.0%
                                                                                                ======

- -----------------------

(1) For the Bank, tier 2 capital consists entirely of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets and excludes the $2.4 million allowance for loan losses established in connection with the acquisition of the Meridian Loans, as detailed under regulations of the OTS.

(2) The OTS has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points. As of June 30, 1996, the Bank had not been advised of any additional requirements in this regard.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                             Average Balance Report


                                                                 Quarter Ended June 30,
                                        -----------------------------------   -----------------------------------
                                                        1995                                  1996
                                        -----------------------------------   -----------------------------------
                                                                    Average                               Average
                                            Average                 Yield/        Average                 Yield/
                                            Balance   Interest      Cost(e)       Balance   Interest      Cost(e)
                                        -----------   --------   ----------   -----------   --------   ----------
Interest-earning assets:
Loans receivable(a):
   Mortgage loans:
   Single-family residential               $465,028     $9,742       8.40%       $682,395    $12,770      7.53%
   Commerical                                 6,892        155       9.02%         16,303        324      7.99%
Consumer loans                              104,150      2,554       9.84%        118,540      2,744      9.31%
Commerical business loans                    33,544        668       7.99%         30,135        615      8.21%
                                             ------        ---       -----         ------        ---      -----
   Total loans                              609,614     13,119       8.63%        847,373     16,453      7.81%
                                            -------     ------       -----        -------     ------      -----
Loans held for sale                          25,039        542       8.68%         50,872        862      6.82%
Mortgage-backed securities                  490,729      8,712       7.12%        598,940     10,401      6.98%
Investment securities                        65,601      1,015       6.21%         48,283        781      6.51%
Other earning assets(b)                      19,742        409       8.31%         43,062        787      7.35%
                                             ------        ---       -----         ------        ---      -----
Total interest-earning assets             1,210,725     23,797       7.88%      1,588,530     29,284      7.41%
                                          ---------     ------       -----      ---------     ------      -----
Non- interest-earning assets                 72,857                               104,051
                                             ------                                ------        ---      -----
  Total assets                           $1,283,582                            $1,692,581
                                         ==========                            ==========

Interest-bearing liabilities
 Deposits:
   Demand deposits(c)                      $389,405      2,741       2.82%       $439,976      2,918      2.67%
   Passbook savings                         126,535        639       2.03%        236,291      1,166      2.10%
   Certificates of deposit                  346,939      4,431       5.12%        533,740      6,881      5.19%
                                            -------      -----       -----        -------      -----      -----
     Total deposits                         862,879      7,811       3.63%      1,210,007     10,965      3.64%
                                            -------      -----       -----      ---------      -----      -----
 Notes payable and other
  borrowings
   Repos                                    193,246      3,042       6.31%        164,074      2,370      5.81%
   FHLB Adv.                                 72,861      1,125       6.19%        126,404      1,781      5.67%
   Other Borrwings                            1,941         44       9.09%          1,255         24      7.69%
                                              -----         --       -----          -----         --      -----
     Total borrowings                       268,048      4,211       6.30%        291,733      4,175      5.76%
                                            -------      -----       -----        -------      -----      -----
Total interest-bearing
  liabilities(d)                          1,130,927     12,022       4.26%      1,501,740     15,140      4.05%
Non- interest-bearing liabilities            28,249                                34,512
                                            -------                               -------
  Total liabilities                       1,159,176                             1,536,252
Shareholders' Equity                        124,406                               156,329
                                            -------                               -------
  Total liabilities and equity           $1,283,582                            $1,692,581
                                         ==========                            ==========
Net interest-earning assets                 $79,798                               $86,790
                                            =======                               =======
Net interest income/
 interest rate spread                                  $11,775       3.62%                   $14,144      3.36%
                                                       =======       =====                   =======      =====
Net interest margin                                                  3.90%                                3.58%
                                                                     =====                                =====
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                                       107.06                               105.78
                                                                    ======                               ======

                                                                Year To Date Ended June 30,
                                        --------------------------------    ---------------------------------
                                                        1995                                1996
                                        --------------------------------    ---------------------------------
                                                                 Average                              Average
                                            Average              Yield/         Average               Yield/
                                            Balance   Interest   Cost(e)        Balance   Interest    Cost(e)
                                        -----------   --------   -------    -----------   --------    -------
Interest-earning assets:
Loans receivable(a):
   Mortgage loans:
   Single-family residential               $457,678    $19,054    8.40%        $664,487    $25,017     7.57%
   Commerical                                 5,786        260    9.06%          13,306        554     8.37%
Consumer loans                              103,187      5,001    9.77%         114,338      5,345     9.40%
Commerical business loans                    35,014      1,362    7.84%          30,793      1,152     7.52%
                                             ------      -----    -----          ------      -----     -----
   Total loans                              601,665     25,677    8.61%         822,924     32,068     7.84%
                                            -------     ------    -----         -------     ------     -----
Loans held for sale                          23,758        980    8.32%          45,457      1,627     7.20%
Mortgage-backed securities                  457,607     16,612    7.32%         555,160     19,371     7.02%
Investment securities                        71,676      2,184    6.14%          46,340      1,503     6.52%
Other earning assets(b)                      18,942        797    8.48%          41,788      1,388     6.68%
                                             ------        ---    -----          ------      -----     -----
Total interest-earning assets             1,173,648     46,250    7.95%       1,511,669     55,957     7.44%
                                          ---------     ------    -----       ---------     ------     -----
Non- interest-earning assets                 71,526                              99,333
                                             ------                              ------
  Total assets                           $1,245,174                          $1,611,002
                                         ==========                          ==========

Interest-bearing liabilities
 Deposits:
   Demand deposits(c)                      $391,853      5,457    2.81%        $437,223      5,871     2.70%
   Passbook savings                         128,293      1,294    2.03%         200,759      1,998     2.00%
   Certificates of deposit                  339,361      8,271    4.91%         525,136     13,636     5.22%
                                            -------      -----    -----         -------     ------     -----
     Total deposits                         859,507     15,022    3.52%       1,163,118     21,505     3.72%
                                            -------     ------    -----       ---------     ------     -----
 Notes payable and other
  borrowings
   Repos                                    171,622      5,379    6.32%         152,531      4,579     6.04%
   FHLB Adv.                                 65,290      1,974    6.10%         115,948      3,290     5.71%
   Other Borrwings                            2,005         89    8.95%           1,809         56     6.23%
                                              -----         --    -----           -----         --     -----
     Total borrowings                       238,917      7,442    6.28%         270,288      7,925     5.90%
                                            -------      -----    -----         -------      -----     -----
Total interest-bearing
  liabilities(d)                          1,098,424     22,464    4.12%       1,433,406     29,430     4.13%
Non- interest-bearing liabilities            25,916                              31,015
                                             ------                              ------
  Total liabilities                       1,124,340                           1,464,421
Shareholders' Equity                        120,834                             146,581
                                            -------                             -------
  Total liabilities and equity           $1,245,174                          $1,611,002
                                         ==========                          ==========
Net interest-earning assets                 $75,224                             $78,263
                                            =======                             =======
Net interest income/
 interest rate spread                                  $23,786    3.82%                    $26,527     3.31%
                                                       =======    =====                    =======     =====
Net interest margin                                               4.09%                                3.53%
                                                                  =====                                =====
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                                    106.85                               105.46
                                                                 ======                               ======

(a) The avarage balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(b) Includes FHLB stock, money market accounts, FHLB deposits and interest earning Bank deposits.

(c) Includes checking and money market accounts.

(d) Includes interest expense associated with interest rate swaps and interest rate caps.

(e) Annualized

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED




COMPARISON OF RESULTS OF OPERATION FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995.

GENERAL. Net income increased by $218,000, or 7.4%, to $3.2 million for the second quarter of 1996, compared to $3.0 million for the second quarter of 1995, primarily due to increases in the Company's net interest income and noninterest income, which were partially offset by an increase in noninterest expense. For the six months ended June 30, 1996, net income decreased by $52,000, or 0.9%, to $5.8 million, compared to the same period in 1995. The slight decrease in net income was primarily due to an increase in noninterest expense, which was partially offset by increases in net interest income and noninterest income.

NET INTEREST INCOME. Net interest income increased by $2.4 million, or 20.1%, to $14.1 million for the three months ended June 30, 1996, compared to $11.8
million for the same period in 1995.   The Company's interest income increased
by $5.5 million, or 23.1%, to $29.3 million for the three months ended June 30, 1996, from $23.8 million in the second quarter of 1995. The increase in interest income was primarily attributable to a $378 million increase between quarters in average interest-earning assets, principally single-family residential mortgage loans and mortgage-backed securities. Partially offsetting this increase was a 47 basis point decrease in the yield earned on those assets, resulting from the declining interest rate environment
experienced during 1995 and early 1996.   Interest expense increased by $3.1
million between quarters, as average interest-bearing liabilities grew by $371 million. The increased balances were primarily the result of deposits assumed during the Fidelity Federal acquisition and the growth of supermarket branch deposits. This volume-generated increase in interest expense was partially offset by a 21 basis point drop in the rate paid on interest-bearing liabilities, related to the above mentioned falling interest rate environment.

For the six months ended June 30, 1996, net interest income totaled $26.5 million, an increase of $2.7 million, or 11.5%, compared to the first six months of 1995. Interest income for the first half of 1996 compared to the same period in 1995 increased by $9.7 million, or 21.0%. The increase in interest income was primarily attributable to a $338 million increase in average interest-earning assets compared to the 1995 period. This $338 million increase in assets consisted mainly of single-family residential mortgage loans and mortgage-backed securities of $207 million and $98 million, respectively, which primarily resulted from the investment of funds acquired from the
Fidelity Federal branch purchase.   Partially offsetting the volume-generated
increase in interest income was a 51 basis point decline in the Company's return on interest-earning assets, as market rates decreased during 1995 and
early 1996.   Offsetting the increase in interest income of $9.7 million was an increase in interest expense of $7.0 million, or 31.0%, between periods. The increase in interest expense during the first six months of 1996, compared to 1995, was caused by a combination of higher balances of average interest-bearing liabilities, primarily certificates of deposit assumed as a result of the Fidelity Federal acquisition, along with an increase in rates
paid on those deposits.   For the three and six month periods ended June 30,
1996, the Company's net interest margin was 3.58% and 3.53%, respectively, as compared to 3.90% and 4.09%, respectively, for the same periods in 1995.

NONINTEREST INCOME. For the three and six month periods ended June 30, 1996, the Company recorded noninterest income of $3.0 million and $6.4 million, respectively, as compared to $2.7 million and $5.1 million, respectively, for the same periods in 1995. The $299,000, or 11.0%, increase between quarters and the $1.3 million, or 25.6%, increase between the six month periods ended June 30, 1996 and 1995 was primarily attributable to the Company's January 1, 1996 implementation of Statement of Financial Accounting Standard ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights". The capitalization of mortgage servicing rights in the second quarter of 1996 and for the six month period ended June 30, 1996, resulted in additional gains on the sales of mortgage loans of $660,000 and $1.2 million, respectively. Also, deposit fee income increased between periods, primarily due to the acquisition of the four Fidelity Federal branches in July of 1995, and other fee income increased as a result of increased sales of mutual funds and annuities offered to our customers through an agreement with a third party licensed marketer of these services. Offsetting the increased net gain on the sales of mortgage loans and fee income were substantial gains from the sale of nonperforming real estate during the first six months of 1995, which were not repeated in 1996.


NONINTEREST EXPENSE. Noninterest expense totaled $12.2 million and $23.9 million for the three and six month periods ended June 30, 1996, respectively, representing an increase of $2.3 million, or 23.5%, and $4.0 million, or 20.3%, from the

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

prior comparable periods, respectively. The increases in compensation and employee benefits, occupancy, FDIC insurance, the amortization of intangible assets, and other operating expenses were primarily attributable to the acquisition of the four Fidelity Federal branches, the increased cost associated with the growth of the supermarket branch network, a new traditional branch office opened in Royersford, Pennsylvania in January of 1996, and the expansion of the Company's small business lending capability.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          There are no material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject other than proceedings routine to the business of the Company and its subsidiaries.

          In August 1995, Commonwealth Savings Bank (the "Bank") commenced litigation against the United States in the U.S. Court of Federal Claims (the "Claims Court") seeking to recover the value of its supervisory goodwill. The suit alleges that the treatment of such goodwill mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") constitutes a breach of contract between the Bank and the United States and an unlawful taking of property by the United States without just compensation or due process in violation of the U.S. Constitution. The suit emanates from the Bank's acquisition of First Family Federal Savings and Loan Association of Lansdale, Pennsylvania in 1982 pursuant to which government agreed to the use of the purchase method of accounting under generally accepted accounting principles and the recording of approximately $61 million of goodwill as an asset resulting from the voluntary supervisory merger (there was no financial assistance from the Federal Savings and Loan Insurance Corporation). Since the enactment of FIRREA numerous suits have been filed on behalf of thrift institutions and their holding companies alleging similar theories for breach of contract.

          In the past several years, the Claims Court, the United States
          Court of Appeals for the Federal Circuit, and the United States Supreme Court have handed down decisions relating to the liability portion of the breach of contract claims brought by three other thrift institutions. On July 1, 1996, the United States Supreme Court ruled in the consolidated cases (United States v. Winstar Corporation) and determined that when Congress adopted the accounting changes to supervisory goodwill specified in FIRREA, the government became responsible for any breaches to its original agreements with the institutions regarding the accounting rules. The Supreme Court's decision in the Winstar case was based upon the specific facts of each of the three consolidated cases and, accordingly, the Claims Court may determine that the Bank's claims involve sufficiently different facts and/or legal issues as to render the Winstar case inapplicable to the litigation and thereby result in a different conclusion from that of the Winstar case. Moreover, the damages portion of the claims presented by the Winstar plaintiff thrift institutions remains to be litigated and could take several years to resolve. There can be no assurance that the Bank will prevail in its action and that if it does prevail that the Claims Court will find that the Bank is entitled to any substantial amount of damages.


Item 2.   Changes in Securities

          Not applicable.


Item 3.   Defaults Upon Senior Securities

          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable.


Item 5.   Other Information

          Not applicable.


Item 6.   Exhibits and Reports on Form 8-K.

          a)  Not applicable.

          b) On April 16, 1996, the Company filed a Current Report on Form 8-K to report under Item 5, the execution of an agreement on April 5, 1996 to acquire eleven branch offices from CoreStates Bank being divested in connection with CoreStates acquisition of Meridian Bank.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       COMMONWEALTH BANCORP, INC.



DATE: August 8, 1996   /s/ Charles H. Meacham
                       -----------------------------------------
                       Charles H. Meacham
                       Chairman and Chief Executive Officer
                       (Principal Executive Officer)

DATE: August 8, 1996   /s/ Patrick J. Ward
                       -----------------------------------------
                       Patrick J. Ward
                       Senior Vice President and Chief Financial Officer
                       (Principal Financial and Accounting Officer)