Form 10-Q
period 1996-09-30
COMMONWEALTH BANCORP INC
filed 1996-11-14
CIK 1005126

                                 United States
                       Securities and Exchange Commission
                              Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended....................................September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from.................... to .....................
    Commission File No..................................................0-27942

                           Commonwealth Bancorp, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                  23-2828883
     ------------                                  ----------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification Number)

     P.O. Box 2100
     70 Valley Stream Parkway
     Valley Forge, Pennsylvania                    19482
     --------------------------                    ------
     (Address of principal executive offices)      (Zip Code)

               Registrant's telephone number, including area code
                                 (610) 251-1600

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 5, 1996, there were issued and outstanding 17,953,361 shares of the Registrant's Common Stock.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                               TABLE OF CONTENTS

Item                                                                      Page
No.                                                                       No.
----                                                                      ----
       PART I - CONSOLIDATED FINANCIAL INFORMATION

 1     Consolidated Financial Statements

       Consolidated Balance Sheets at September 30, 1996 and
         December 31, 1995                                                  3

       Consolidated Statements of Income for the Three and Nine
         Month Periods Ended September 30, 1996 and 1995                    5

       Consolidated Statements of Changes in Shareholders' Equity
         for the Nine Month Periods Ended September 30, 1996 and 1995       6

       Consolidated Statements of Cash Flows for the Nine Month
         Periods Ended September 30, 1996 and 1995                          7

       Notes to Consolidated Financial Statements                           9

 2     Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         11

       PART II - OTHER INFORMATION

 1     Legal Proceedings                                                   21

 2     Changes in Securities                                               21

 3     Default Upon Senior Securities                                      22

 4     Submission of Matters to a Vote of  Security Holders                22

 5     Other Information                                                   22

 6     Exhibits and Reports on Form 8-K                                    22

                  Commonwealth Bancorp, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                                (In Thousands)

                                    Assets

                                                                        September 30,  December 31,
                                                                            1996           1995
                                                                        -------------  ------------
                                                                         (Unaudited)
Cash and due from banks                                                  $   49,981     $   31,994
Interest-bearing deposits                                                     3,042          7,637
Short-term investments available for sale                                     5,191         10,546
Mortgage loans held for sale                                                 16,211         26,001
Investment securities
   Securities available for sale(cost of $60,616
     and $46,364, respectively), at market value                             60,777         46,896
Mortgage-backed securities
   Securities held to maturity(market value of $245,324
     and $254,352, respectively), at cost                                   245,927        251,330
   Securities available for sale(cost of $530,912
     and $208,464, respectively), at market value                           530,453        212,023
Loans receivable, net                                                     1,044,772        796,735
Accrued interest receivable                                                  12,547          9,060
FHLB stock, at cost                                                          11,159          8,912
Premises and equipment, net                                                  25,238         20,687
Intangible assets                                                            52,850         17,279
Mortgage servicing rights                                                     7,476          6,855
Other assets, including net deferred taxes of $3,396 and
   $1,579, respectively                                                      19,298          9,745
                                                                         ----------     ----------
         Total assets                                                    $2,084,922     $1,455,700
                                                                         ----------     ----------
                                                                         ----------     ----------

                The accompanying notes are an integral part
                 of the consolidated financial statements.

                Commonwealth Bancorp, Inc. and Subsidiaries
                      Consolidated Balance Sheets
                             (In Thousands)

                   Liabilities and Shareholders' Equity

                                                                        September 30,  December 31,
                                                                            1996          1995
                                                                        -------------  ------------
                                                                         (Unaudited)
Liabilities:
  Deposits                                                                $1,466,387     $1,076,549
  Notes payable and other borrowings
     Secured notes due to Federal Home Loan Bank
       of Pittsburgh                                                         187,500        120,614
     Securities sold under agreements to repurchase                          151,701         81,112
     Other borrowings                                                              0          1,554
  Advances from borrowers for taxes and insurance                             15,250         25,797
  Accrued interest payable, accrued expenses and
     other liabilities                                                        36,644         13,038
                                                                          ----------     ----------
 Total liabilities                                                         1,857,482      1,318,664

Commitments and  contingencies

Shareholders' equity:
  Preferred stock, $0.10 par value; 5,000,000 shares
     authorized; none issued                                                   -              -
  Common stock, $0.10 par value; 30,000,000 and 20,000,000
     shares authorized; 17,953,361 and 8,628,884 issued
     at September 30, 1996 and December 31, 1995, respectively                 1,795            863
  Additional paid-in capital                                                 132,849         36,686
  Retained earnings                                                          102,445         99,165
  Unearned ESOP compensation                                                  (8,755)        (1,449)
  Unearned MRP compensation                                                     (699)          (888)
  Unrealized (loss) gain on marketable securities, net of tax                   (195)         2,659
                                                                          ----------     ----------
          Total shareholders' equity                                         227,440        137,036
                                                                          ----------     ----------
Total liabilities and shareholders' equity                                $2,084,922     $1,455,700
                                                                          ----------     ----------
                                                                          ----------     ----------

                The accompanying notes are an integral part
                 of the consolidated financial statements.

                Commonwealth Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Income
                   (In Thousands, except Per Share Data)

                                                                              For the Three Months     For the Nine Months
                                                                               Ended September 30,      Ended September 30,
                                                                                 1996       1995          1996       1995
                                                                              ----------   -------     ----------   -------
                                                                                  (Unaudited)              (Unaudited)
Interest income:
  Interest on loans                                                              $20,208   $15,040        $53,903   $41,697
  Interest and dividends on deposits and money
     market investments                                                              870       493          2,258     1,290
  Interest on investment securities                                                  991       781          2,494     2,965
  Interest on mortgage-backed securities                                          12,707     8,870         32,078    25,482
                                                                              ----------    ------     ----------    ------
                  Total interest income                                           34,776    25,184         90,733    71,434

Interest expense:
  Interest on deposits                                                            13,759    10,006         35,264    25,028
  Interest on notes payable and other borrowings                                   4,225     3,285         12,150    10,727
                                                                              ----------    ------     ----------    ------
                  Total interest expense                                          17,984    13,291         47,414    35,755
                                                                              ----------    ------     ----------    ------
                  Net interest income                                             16,792    11,893         43,319    35,679

Provision for loan losses                                                            201       162            301       238
                                                                              ----------    ------     ----------    ------
                  Net interest income after provision for loan losses             16,591    11,731         43,018    35,441

Noninterest income:
  Deposit fees and related income                                                  1,461     1,014          3,667     2,847
  Servicing fees                                                                   1,323     1,397          3,950     4,138
  Net gain (loss) on sales of mortgage loans                                         487       109          1,485      (175)
  Net (loss) gain on sales of foreclosed real estate                                 (78)      462           (204)      860
  Other                                                                            1,519       749          2,234     1,173
                                                                              ----------    ------     ----------    ------
                  Total noninterest income                                         4,712     3,731         11,132     8,843
                                                                              ----------    ------     ----------    ------
Noninterest expense:
  Compensation and employee benefits                                               6,952     5,403         18,618    15,402
  Occupancy and office operations                                                  2,348     1,850          6,279     5,408
  FDIC premium                                                                     7,455       567          8,716     1,557
  Advertising and promotion                                                          560       355          1,296     1,190
  Amortization of intangible assets                                                1,723       467          2,860     1,051
  Other                                                                            3,367     2,547          8,518     6,427
                                                                              ----------    ------     ----------    ------
                  Total noninterest expense                                       22,405    11,189         46,287    31,035
                                                                              ----------    ------     ----------    ------
(Loss) income before income taxes                                                 (1,102)    4,273          7,863    13,249

Income tax (benefit) provision                                                      (423)    1,531          2,735     4,648
                                                                              ----------    ------     ----------    ------
Net (loss) income                                                                  ($679)   $2,742         $5,128    $8,601
                                                                              ----------    ------     ----------    ------
                                                                              ----------    ------     ----------    ------
Weighted-average number of shares outstanding                                 17,124,366       N/A     11,603,803       N/A
                                                                              ----------    ------     ----------    ------
                                                                              ----------    ------     ----------    ------
Earnings per share (1)                                                            ($0.04)      N/A          $0.44       N/A
                                                                              ----------    ------     ----------    ------
                                                                              ----------    ------     ----------    ------

------------------
(1) Per share information for the prior period is not comparable as the Company did not complete its stock offering until June 14, 1996.


                The accompanying notes are an integral part
                 of the consolidated financial statements.

                            Commonwealth Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Changes in Shareholders' Equity
                                         (In Thousands)
                                          (Unaudited)

                                                                                                           Unrealized
                                      Common            Additional              Unearned      Unearned     Gain/(Loss)
                                      Shares    Common   Paid-In    Retained      ESOP          MRP       On Marketable
                                   Outstanding  Stock    Capital    Earnings  Compensation  Compensation  Securities, net   Total
                                   -----------  ------  ----------  --------  ------------  ------------  ---------------   -----
Fiscal 1995
Balance at December 31, 1994          8,600       $860    $36,016    $89,737    ($2,005)      ($1,184)       ($6,519)      $116,905
 Net income                                                            8,601                                                  8,601
 Dividends                                                            (1,369)                                                (1,369)
 Release of 43,645 ESOP shares                                214                   420                                         634
 Amortization of unearned
   compensation                                                                                   222                           222
 Exercise of stock options                7          1         67                                                                68
 Decrease in unrealized loss on
   marketable securities,
   net of tax                                                                                                  7,892          7,892
                                     ------     ------   --------   --------    --------      --------       --------      --------
Balance at September 30, 1995         8,607       $861    $36,297    $96,969    ($1,585)        ($962)        $1,373       $132,953
                                     ------     ------   --------   --------    --------      --------       --------      --------
                                     ------     ------   --------   --------    --------      --------       --------      --------
Fiscal 1996
Balance at December 31, 1995          8,629       $863    $36,686    $99,165    ($1,449)        ($888)        $2,659       $137,036
 Net income                                                            5,128                                                  5,128
 Dividends                                                            (1,948)                                                (1,948)
 Release of 64,460 ESOP shares (c)                            239                   592                                         831
 Amortization of unearned
   compensation                                                                                   189                           189
 Exercise of stock options               13          1        133                                                               134
 Decrease in unrealized gain on
   marketable securities,
   net of tax                                                                                                 (2,854)        (2,854)
 Issuance and exchange of common
   stock as a result of the
   conversion/reorganization
   (a) (b)                            9,311        931     95,791                (7,898)                                     88,824
 Assets consolidated from
   Commonwealth Mutual Holding
   Company                                                               100                                                    100
                                     ------     ------   --------   --------    --------      --------       --------      --------
Balance at September 30, 1996        17,953     $1,795   $132,849   $102,445    ($8,755)        ($699)         ($195)      $227,440
                                     ------     ------   --------   --------    --------      --------       --------      --------
                                     ------     ------   --------   --------    --------      --------       --------      --------


------------------

(a) Includes 3,889,598 Public Bank Shares outstanding at June 14, 1996, converted into 8,080,538 Exchange Shares based on the 2.0775 exchange ratio; 9,872,155 shares sold in the subscription and community offering;
    and the cancellation of 4,752,000 shares previously held by Commonwealth Mutual Holding Company.

(b) 8% of the 9,872,155 conversion stock purchased by the ESOP.

(c) 11,344 pre-conversion shares released during the quarter ended March
    31, 1996; 52,468 post-conversion shares released during the six months ended September 30, 1996.

                The accompanying notes are an integral part
                 of the consolidated financial statements.

                Commonwealth Bancorp, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
                             (In Thousands)

                                                                                  For the Nine Months
                                                                                  Ended September 30,
                                                                                    1996       1995
                                                                                  --------   --------
                                                                                      (Unaudited)
Operating activities:
   Net income                                                                       $5,128     $8,601
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities-
      Proceeds from loans sold to others                                           217,864    208,246
      Loans originated for sale                                                   (138,804)   (89,682)
      Purchases of loans held for sale                                             (73,729)  (131,652)
      Principal collection on mortgage loans held for sale                           3,721      1,835
      Net (gain) loss on sales of mortgage loans                                    (1,485)       175
      Increase (decrease) in net deferred loan fees                                    396       (968)
      Provision for loan losses and foreclosed real estate                             561        621
      Net loss (gain) on sales of assets                                               204     (1,406)
      Depreciation and amortization                                                  2,194      1,475
      Net amortization of other assets and liabilities                               4,855      2,573
      Interest reinvested on repurchase agreements                                  (5,318)    (7,232)
      Changes in assets and liabilities-
       (Increase) Decrease in-
          Accrued interest receivable, net                                          (2,708)    (2,222)
          Deferred income taxes                                                       (282)     4,886
          Other assets                                                              (7,587)    (9,172)
        (Decrease) Increase in-
          Advances from borrowers for taxes and insurance                          (10,547)    (5,155)
          Accrued interest payable, accrued expenses and other liabilities          21,130      9,207
                                                                                   -------    -------
            Net cash provided by (used in) operating activities                    $15,593    ($9,870)
                                                                                   -------    -------

                                                                    (continued)



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
                               (In Thousands)

                                                                                  For the Nine Months
                                                                                  Ended September 30,
                                                                                    1996       1995
                                                                                  --------   --------
                                                                                      (Unaudited)
Investing activities:
   Proceeds from maturities of investment securities                               $18,749    $40,000
   Purchases of investment securities                                              (32,894)   (11,028)
   Purchases of mortgage-backed securities                                        (412,676)   (85,472)
   Principal collected on mortgage-backed securities                                95,632     39,364
   Principal collected on loans                                                     89,296     76,492
   Loans originated                                                                (63,328)   (65,562)
   Loans purchased                                                                (152,440)  (179,253)
   Sales of real estate acquired through foreclosure                                   433      2,939
   Purchase of FHLB Stock                                                           (5,343)    (1,035)
   Sale of FHLB Stock                                                                3,096          0
   Purchases of premises and equipment                                              (3,718)    (3,273)
   Acquisition of branches                                                         215,170    178,952
   Other                                                                                 5        926
                                                                                   -------    -------
         Net cash used in investing activities                                    (248,018)    (6,950)
                                                                                   -------    -------
Financing activities:
   Net increase in deposits                                                         12,213      7,338
   Proceeds from notes payable and other borrowings                                362,162    281,794
   Repayment of notes payable and other borrowings                                (220,923)  (277,909)
   Issuance of common stock                                                         88,958         68
   Cash dividends paid                                                              (1,948)    (1,347)
                                                                                   -------    -------
         Net cash provided by financing activities                                 240,462      9,944
                                                                                   -------    -------
         Net increase (decrease) in cash and cash equivalents                        8,037     (6,876)
Cash and cash equivalents at beginning of period                                    50,177     45,913
                                                                                   -------    -------
Cash and cash equivalents at end of period                                         $58,214    $39,037
                                                                                   -------    -------
                                                                                   -------    -------

Supplemental disclosures of cash flow information:
   Cash paid during the year for-
       Interest                                                                    $35,185    $25,425
                                                                                   -------    -------
                                                                                   -------    -------
       Income taxes                                                                 $4,266     $4,832
                                                                                   -------    -------
                                                                                   -------    -------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation
    ---------------------

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Commonwealth Bancorp, Inc.'s ("Commonwealth" or the "Company") financial condition as of September 30, 1996 and the results of operations, changes in shareholders' equity and cash flows for the periods presented. The financial data for periods prior to June 14, 1996 is for Commonwealth Savings Bank ("Bank").

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q. For further information, refer to the Bank's consolidated financial statements and footnotes thereto included in the Bank's Annual Report on Form 10-K for the year ended December 31, 1995. Certain items in the 1995 financial statements have been reclassified in order to conform with the 1996 financial statement presentation.

    The Company is a Pennsylvania corporation which is the holding company for the Bank. On June 14, 1996, the Bank completed its reorganization to the holding company form of ownership as a wholly owned subsidiary of the Company. Headquartered in Valley Forge, PA, Commonwealth Savings Bank has offices located in Berks, Bucks, Chester, Delaware, Lebanon, Lehigh,
Montgomery, and Philadelphia Counties.   ComNet Mortgage Services, a division
of  the Bank, has branches in Pennsylvania, New Jersey and Rhode Island.

2.  Principles of Consolidation
    ---------------------------

    The accompanying consolidated financial statements include the accounts of Commonwealth; Commonwealth Savings Bank; Commonwealth Investment Corporation; CFSL Investment Corporation; QME, Inc.; and Firstcor, Ltd. All significant intercompany transactions and balances have been eliminated in consolidation. ComNet Mortgage Services, Inc., formerly a wholly-owned subsidiary of the Bank, was liquidated effective July 1, 1996, and is now a division of Commonwealth Savings Bank.

3.  Shareholders' Equity
    --------------------

    On September 24, 1996, the Board of Directors declared a $0.06 per share cash dividend for the three months ended September 30, 1996, which was made payable to shareholders of record at the close of business on October 4, 1996. This dividend was paid on October 18, 1996.

4.  New Accounting Pronouncements
    -----------------------------

    On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights". The Company, through ComNet, acquires mortgage servicing rights through both the purchase and origination of mortgage loans which are sold or securitized, generally with servicing retained. SFAS No. 122 requires the Company to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without mortgage servicing rights) based on their relative fair values. For the nine months ended September 30, 1996, the Company recorded originated mortgage servicing rights of $2.3 million, net of a $721,000 valuation allowance.

    On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting. Disclosure is required for the effects on reported results of the fair value of options granted as it they had been used to measure compensation cost. Management of the Company has adopted the pro forma method of disclosure as described above.

5.  Other Information
    -----------------

    Legislation was enacted on September 30, 1996 to recapitalize the SAIF with a one-time charge on SAIF-insured institutions of $0.657 for every $100 of assessable deposits, and an eventual merger of the SAIF and the BIF administered by the FDIC. The Company's pro rata share of the special assessment on SAIF assessable deposits held as of March 31, 1995 was $6.8 million, pre-tax. Since the law was enacted on September 30, 1996, the special assessment was accrued in the quarter ending on that date.

    The Company is a Pennsylvania corporation which is the holding company for the Bank. The Company was organized by the Bank for the purpose of acquiring all of the capital stock of the Bank in connection with the conversion of Commonwealth Mutual Holding Company, the former parent mutual holding company of the Bank, and the reorganization of the Bank to the stock holding company form, which was completed on June 14, 1996 (the "Conversion and Reorganization"). In the Conversion and Reorganization, 9,872,155 shares of common stock of the Company were sold in a subscription and community offering at $10.00 per share. In addition, 8,080,538 shares of Common Stock of the Company were issued in exchange for shares of stock of the Bank previously held by public stockholders at an exchange ration of 2.0775 shares for each share of Bank common stock, resulting in 17,952,693 shares of common stock of the Company outstanding.

6.  Earnings Per Share
    ------------------

    Earnings for the three and nine months ended September 30, 1996 were ($0.04) per share and $0.44 per share, respectively. Earnings per share were computed by dividing net income for the three and nine months ended September
 30, 1996 by the weighted average number of shares of common stock outstanding during the period of 17,124,366 and 11,603,803 for the three and nine months ended September 30, 1996, respectively. ESOP shares that have not been committed to be released are not considered outstanding for the computation of earnings per share in accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans" ("SOP 93-6"). Shares granted but not yet issued under the Company's stock option plans are considered common stock equivalents for earnings per share calculations. Earnings per share information is not comparable for the three and nine months ended September 30, 1995 as the Company did not complete its stock offering until June 14, 1996.

7.  Acquisition of Meridian Branches
    --------------------------------

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

    The Company assigned a portion of the cost of the acquisition to the value of the core deposit intangible asset acquired of $14.7 million, which is being amortized on an accelerated basis over approximately 10 years. The excess of the cost over the identifiable assets acquired less liabilities assumed was recorded as goodwill. This amount, which totaled $23.4 million, is being amortized on a straight-line basis over approximately 13 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

    GENERAL. The Company is a Pennsylvania corporation which is the holding company for the Bank. Commonwealth Savings Bank is a Federally chartered, stock savings bank, regulated by the Office of Thrift Supervision. The Bank conducts business from its executive offices in Malvern, Pennsylvania and, as of September 30, 1996, 51 full service offices located in eastern Pennsylvania. ComNet Mortgage Services, a division of the Bank, also located in Malvern, conducts business through loan origination offices located in Pennsylvania, New Jersey and Rhode Island. ComNet also conducts business through its wholesale network, which includes correspondents in 29 states.

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

    On June 28, 1996, the Company completed the acquisition of eleven former branch offices of Meridian Bank located in Berks County (ten offices) and Lebanon County (one office), Pennsylvania from CoreStates Bank, which were divested in connection with the merger of Meridian Bank and CoreStates Bank (the "Branch Acquisition"). In connection with this transaction, the Company assumed approximately $378 million of deposits and acquired approximately $120 million of single-family residential, commercial and consumer loans, and acquired approximately $3 million of real property. In the Branch Acquisition, the Company received approximately $215 million of cash, net of a deposit premium of approximately $40 million. The Company assigned a portion of the cost of the acquisition to the value of the core deposit intangible asset acquired of $14.7 million, which is being amortized on an accelerated basis over approximately 10 years. The excess of the cost over the identifiable assets acquired less liabilities assumed was recorded as goodwill. This amount, which totaled $23.4 million, is being amortized on a straight-line basis over approximately 13 years.

    The deposits of the Bank are insured by the Savings Association Insurance Fund ("SAIF") which is administered by the FDIC. The FDIC also administers the Bank Insurance Fund ("BIF") which generally provides insurance for commercial bank deposits. Each of the SAIF and the BIF are required by law to attain and maintain a reserve ratio of 1.25% of insured deposits. As the result of the BIF achieving a fully funded status, the FDIC promulgated a regulation in November 1995, which reduced deposit premiums paid by BIF-insured banks in the lowest risk category from 27 basis points to zero
(subject to an annual minimum of $2,000).   On September 30, 1996,
legislation was enacted into law to recapitalize the SAIF through a one-time special assessment on SAIF-insured deposits as of March 31, 1995. The special assessment amounted to approximately $4.5 billion or approximately $.65 for every $100 of assessable deposits. The Bank's assessment amounted to $6.8 million ($4.5 million, net of income tax benefit). As a result of the special assessment, it is anticipated that the Bank's deposit insurance premiums will decrease from the current rate of $0.23 per $100 of deposits to approximately $0.06 per $100 of deposits.

    On October 23, 1996, the Company signed a letter of intent to sell its headquarters building. This sale is expected to close in the first quarter of 1997 resulting in an estimated after-tax gain of approximately $1million. The Bank will be relocating its headquarters from the Great Valley Corporate Center in Chester County to downtown Norristown, PA, which is the County seat of Montgomery County. The move is anticipated to result in annual cost savings for the Company (exclusive of certain costs associated with the relocation which will be expensed in the first quarter of 1997) and provide increased business opportunities by centering its operations in the county seat of an economically strong and diverse county.

FINANCIAL CONDITION
-------------------

    GENERAL.   Total assets increased by $629.2 million, or 43.2%, from
$1.456 billion at December 31, 1995 to $2.085 billion at September 30, 1996, due to increases in cash and due from banks, investment securities, mortgage-backed securities, loans receivable, and intangible assets. Total liabilities increased by $538.9 million, or 40.9%, from $1.319 billion at December 31, 1995 to $1.857 billion at September 30, 1996. This increase was primarily comprised of increases in deposits, secured notes due to the FHLB of Pittsburgh, securities sold under agreements to repurchase, and other liabilities. Shareholders' equity as of September 30, 1996, equaled $227.4 million, compared to $137.0 million at December 31, 1995. This $90.4 million increase was primarily the result of the $88.8 million of net proceeds received in the offering in connection with the Conversion and Reorganization, net income of $5.1 million for the nine months ended September 30, 1996, along with a $2.9 million decrease in the Company's unrealized gain on marketable securities, net of tax effects.

    CASH, INTEREST-BEARING DEPOSITS AND SHORT-TERM INVESTMENTS. ("CASH AND CASH EQUIVALENTS") Cash and cash equivalents increased by $8.0 million, or 16.0%, for the nine months ended September 30, 1996, primarily due to the cash received by the Company from investors in its second step stock offering and from the Meridian Branch Acquisition.

    INVESTMENT SECURITIES. Investment securities increased by $13.9 million, or 29.6%, for the nine months ended September 30, 1996, primarily as a result of the purchase of U.S. Treasury and government agency securities, which further diversify the Company's earning assets.

                                                       September 30, 1996
                                       ---------------------------------------------------
                                       Amortized     Unrealized     Unrealized      Market
                                         Cost          Gains          Losses        Value
                                       ---------------------------------------------------
                                                         (In Thousands)
Available for sale:
  U.S. Treasury and government
    agency securities                   $58,438         $175           $ 0         $58,613
  Mortgage security mutual fund           2,178            0            14           2,164
                                        --------------------------------------------------
                                        $60,616         $175           $14         $60,777
                                        --------------------------------------------------
                                        --------------------------------------------------

                                                        December 31, 1995
                                       ---------------------------------------------------
                                       Amortized     Unrealized     Unrealized      Market
                                         Cost          Gains          Losses        Value
                                       ---------------------------------------------------
                                                         (In Thousands)
Available for sale:
  U.S. Treasury and government
    agency securities                   $38,789         $474           $ 0         $39,263
  Corporate bonds                         5,498            7            22           5,483
  Mortgage security mutual fund           2,077           73             0           2,150
                                        --------------------------------------------------
                                        $46,364         $554           $22         $46,896
                                        --------------------------------------------------
                                        --------------------------------------------------

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

    MORTGAGE-BACKED SECURITIES. Mortgage-backed securities increased by $313.0 million, or 67.6%, for the nine months ended September 30, 1996 due to a $317.0 million net increase in the balance of mortgage-backed securities and a $4.0 million decrease in the unrealized gain on available for sale mortgage-backed securities. The Company increased its holdings of mortgage-backed securities during the first nine months of 1996 through the investment of excess cash generated by its secondary stock offering in June and the Meridian Branch Acquisition. At September 30, 1996 and December 31, 1995, $472.3 million, or 60.8%, and $381.9 million, or 82.4%, respectively, of the Company's mortgage-backed securities were issued or guaranteed by the GNMA, the FHLMC or the FNMA. The Company's investment in AAA rated CMOs and REMICs increased $223.6 million to $297.5 million at September 30, 1996, from $73.9 million at December 31, 1995. The Company's CMOs and REMICs represent 38.3% of the Company's mortgage-backed securities at September 30, 1996, compared to 16.0% at December 31, 1995. Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that may back them, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company. The following table sets forth the Company's mortgage-backed securities portfolio at the dates indicated.

                                                       September  30, 1996
                                       ---------------------------------------------------
                                       Amortized     Unrealized     Unrealized     Market
                                         Cost          Gains          Losses       Value
                                       ---------------------------------------------------
                                                         (In Thousands)
Held to maturity:

  GNMA                                 $ 91,993        $1,225         $  353      $ 92,865

  FHLMC                                  57,386           372            167        57,591

  FNMA                                   89,995           294          1,974        88,315

  Private                                 6,372             0              0         6,372

  Other                                     181             0              0           181
                                       ---------------------------------------------------
                                       $245,927        $1,891         $2,494      $245,324
                                       ---------------------------------------------------
                                       ---------------------------------------------------
Available for sale:

  GNMA                                 $ 21,445        $1,517         $  357      $ 22,605

  FHLMC                                 121,110         2,348            327       123,131

  CMO and REMIC                         300,819           210          3,513       297,516

  FNMA                                   87,538           378            715        87,201
                                       ---------------------------------------------------
                                       $530,912        $4,453         $4,912      $530,453
                                       ---------------------------------------------------
                                       ---------------------------------------------------


                                                        December 31, 1995
                                       ---------------------------------------------------
                                       Amortized     Unrealized     Unrealized     Market
                                         Cost          Gains          Losses       Value
                                       ---------------------------------------------------
                                                         (In Thousands)
Held to maturity:
  GNMA                                 $ 92,651        $3,092         $  266      $ 95,477

  FHLMC                                  72,141           521            219        72,443

  FNMA                                   79,055           381            487        78,949

  Private                                 7,236             0              0         7,236

  Other                                     247             0              0           247
                                       ---------------------------------------------------
                                       $251,330        $3,994         $  972      $254,352
                                       ---------------------------------------------------
                                       ---------------------------------------------------
Available for sale:

  GNMA                                 $ 25,144        $2,085         $  354      $ 26,875

  FHLMC                                  62,782         2,940             43        65,679

  CMO and REMIC                          75,362            38          1,468        73,932

  FNMA                                   45,176           562            201        45,537
                                       ---------------------------------------------------
                                       $208,464        $5,625         $2,066      $212,023
                                       ---------------------------------------------------
                                       ---------------------------------------------------

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

    LOANS RECEIVABLE, NET. Loans receivable, net, increased by $248.0 million, or 31.1%, for the nine months ended September 30, 1996 due to the $120.3 million loan portfolio acquired from Meridian Bank, the Company's continued emphasis on building its adjustable rate mortgage, as well as its consumer and commercial loan portfolios, and the closing of $32.2 million of bulk loan purchases during the period. The following table depicts the composition of the Company's loan portfolio at the dates indicated.

                                              September  30,              December 31,
                                                  1996                        1995
                                            -------------------        -------------------
                                                          % of                       % of
                                            Amount        Total        Amount        Total
                                            ------        -----        ------        -----
                                                          (Dollars in Thousands)
Mortgage loans:
  Single-family residential(1)           $  794,749       75.42%      $655,152       81.09%
  Commercial real estate                     41,462        3.94          9,386        1.16
                                         ----------      ------       --------      ------
    Total mortgage loans                    836,211       79.36        664,538       82.25

Consumer loans:
  Equity lines of credit                     50,347        4.78         44,432        5.50
  Second mortgage                            75,332        7.15         48,653        6.02
  Other                                      43,126        4.09         18,009        2.23
                                         ----------      ------       --------      ------
    Total consumer loans                    168,805       16.02        111,094       13.75

Commercial loans:
  SBA variable rate loans(2)                 26,011        2.47         29,472        3.65
  Small business loans                       22,621        2.15          2,801        0.35
                                         ----------      ------       --------      ------
    Total commercial loans                   48,632        4.62         32,273        4.00
                                         ----------      ------       --------      ------
    Total loans receivable                1,053,648      100.00%       807,905      100.00%
                                         ----------      ------       --------      ------
                                         ----------      ------       --------      ------

Less:
  (Premium)/Discount on loans purchased      (4,072)                     1,004
  Allowance for loan losses                  10,082                      7,485
  Deferred loan fees                          2,866                      2,681
                                         ----------                   --------
Loans receivable, net                    $1,044,772                   $796,735
                                         ----------                   --------
                                         ----------                   --------

----------
(1) At September 30, 1996 and December 31, 1995, $482.1 million, or 60.7%, and $382.2 million, or 58.3%, respectively, of the Company's single-family residential loans had adjustable interest rates.

(2) Consists entirely of loans which are guaranteed by the SBA (with the majority adjusting monthly or quarterly).

    Total loans originated and purchased by ComNet increased $6.4 million, or 1.8%, to $371.3 million for the nine month period ended September 30, 1996, compared to $364.9 million for the nine month period ended September 30, 1995. ComNet's Wholesale Lending Department originates loans through a network of correspondent brokers in 29 states. All loans are underwritten under the same criteria as those used for retail originations. The registered applications and closed loans through the wholesale network totaled $300.0 million and $194.0 million, respectively, during the nine months ended September 30, 1996.

    During 1994, the company expanded its lending capacity to include the origination of small business commercial loans in order to diversify its loan
portfolio.   In addition, on June 28, 1996, the Company acquired $44.0
million of commercial loans in conjunction with its acquisition of the Meridian branches. As of September 30, 1996, commercial loans (other than SBA loans) totaled $64.1 million, or 6.1%, of the Company's total loan portfolio compared to $12.2 million, or 1.5%, at December 31, 1995. At September 30, 1996, commercial loans were comprised of $22.6 million of small business loans and $41.5 million of commercial real estate loans. At
December 31, 1995 commercial loans were comprised of $2.8 million of small business loans and $9.4 million of commercial real estate loans. Commercial business loans are generally considered to have a greater risk than single-family residential mortgage loans because the risk of borrower default is greater and their collateral is more likely to decline in value and may be more difficult to liquidate than single-family residences.

    NON-PERFORMING ASSETS. The Company's non-performing assets, which primarily consist of non-accrual loans and real estate acquired through foreclosure increased by $1.3 million, or 17.0%, for the nine months ended September 30, 1996. At September 30, 1996, the Company's $8.6 million of non-performing assets amounted to 0.41% of total assets and consisted of $7.0 million of non-accrual loans, $4.6 million of which were single-family residential loans, $1.4 million of real estate owned and a net deposit of $188,000 with Nationar, which is a New York state correspondent bank currently in bankruptcy liquidation. Commonwealth Savings Bank maintained this deposit with Nationar as a compensating balance in conjunction with its original Employee Stock Ownership Plan ("ESOP") loan. At December 31, 1995, the Company's $7.4 million of non-performing assets represented 0.51% of total assets.

    ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses increased $2.6 million, or 34.7%, to $10.1 million at September 30, 1996, from $7.5 million at December 31, 1995. The $2.6 million increase in the allowance for loan losses resulted from the acquisition of the Meridian loans. The allowance was based upon the Company's review of the Meridian Loans, which were rated and assigned reserves based upon the Company's normal and customary internal credit rating standards. The allowance for loan losses is maintained at a level which management of the Company believes is appropriate after examining the perceived risks inherent in the Company's loan portfolio. At September 30, 1996, the Company's allowance for loan losses amounted to 143.39% of total non-performing loans and 0.96% of total loans held for investment, as compared to 120.9% of total non-performing loans and 0.93% of total loans held for investment at December 31, 1995.

    INTANGIBLE ASSETS. Intangible assets, which are comprised of the excess of cost over net assets of the association acquired, ("Goodwill") and core deposit intangibles ("CDI") increased by $35.6 million, or 205.86%, between periods, primarily due to the Meridian branch purchase. The following table details the components of intangible assets at the dates indicated.

                                       September 30, 1996     December 31, 1995
                                       ------------------     -----------------
                                                    (In Thousands)
Goodwill (Meridian)                         $23,198              $ --

CDI (Meridian)                               13,969                --

Goodwill (Fidelity Federal)                  12,665               13,456


CDI (Fidelity Federal)                        2,914                3,162

Goodwill (First Family)                         104                  661
                                            -------              -------

Total                                       $52,850              $17,279
                                            -------              -------
                                            -------              -------

    MORTGAGE SERVICING RIGHTS. At September 30, 1996, ComNet's total servicing portfolio was $2.067 billion, compared to $1.874 billion at December 31, 1995, representing an increase of $192.6 million, or 10.3% . At September 30, 1996 and December 31, 1995, ComNet was servicing $1.341 billion and $1.293 billion, respectively, of third party loans, as well as $726.0 million and $581.3 million, respectively, of loans held by the Company for investment and sale.

At September 30, 1996 and December 31, 1995, capitalized excess servicing fees, net of amortization, totaled $3.7 million and $3.8 million, respectively. At the same dates, purchased mortgage servicing rights, net of amortization, totaled $2.3 million and $3.0 million, respectively.
Originated mortgage servicing rights, which have arisen due to the January 1, 1996 adoption of SFAS 122 (see "New Accounting Pronouncements" in the Notes to Consolidated Financial Statements), net of the valuation allowance, totaled $1.5 million at September 30, 1996.

    BORROWINGS. The Company's borrowings are primarily comprised of advances from the Federal Home Loan Bank of Pittsburgh ("FHLB") and securities sold under agreements to repurchase. FHLB advances increased by $66.9 million, or 55.5% to $187.5 million at September 30, 1996 from $120.6 million at December 31, 1995. Repurchase agreements increased by $70.6 million, or 87.0%, to $151.7 million at September 30, 1996 from $81.1 million at December 31, 1995. The Company's borrowings are generally used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business. Dependent upon the funding requirements and interest rate risk considerations, these borrowings are hedged with off-balance sheet swaps and caps.

REGULATORY CAPITAL REQUIREMENTS

The following table sets forth the Bank's compliance with applicable regulatory capital requirements at September 30, 1996.

                                                           September 30,1996
                                                           -----------------
                                                         (Dollars In Thousands)
Total shareholders' equity or GAAP capital                   $  181,787
Add: Unrealized loss on marketable securities,
  net of tax                                                        179
Less: Intangible Assets                                         (52,850)
                                                             ----------
Actual regulatory capital                                       129,116
Plus: OTS tier 2 capital (1)                                      7,897
                                                             ----------
Total OTS risk-based capital                                 $  137,013
                                                             ----------
                                                             ----------
OTS adjusted total assets                                    $1,991,579
                                                             ----------
                                                             ----------
OTS total risk-weighted assets                               $1,007,114
                                                             ----------
                                                             ----------
OTS tangible capital ratio                                          6.5%
Minimum requirement                                                 1.5%
                                                                    ---
                                                                    ---
OTS core capital                                                    6.5%
Minimum requirement                                         3.0% to 5.0%(2)
                                                            -----------
                                                            -----------
OTS risk-based capital                                             13.6%
Minimum requirement                                                 8.0%
                                                                   ----
                                                                   ----

----------
(1) For the Bank, tier 2 capital consists entirely of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets and excludes the $2.4 million allowance for loan losses established in connection with the acquisition of the Meridian Loans.

(2) The OTS has indicated that the most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points. As of September 30, 1996, the Bank had not been advised of any additional requirements in this regard.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                            Average Balance Report

                                                                     Quarter Ended September 30,
                                                 --------------------------------------------------------------------
                                                               1995                                 1996
                                                 --------------------------------     -------------------------------
                                                                          Average                             Average
                                                 Average                  Yield/      Average                 Yield/
                                                 Balance     Interest     Cost(e)     Balance    Interest     Cost(e)
                                                 -------     --------     -------     -------    --------     -------

Interest-earning   assets:
Loans   receivable(a):
  Mortgage loans:
  Single-family residential                     $  510,583   $10,199         7.92%   $  753,563  $14,262         7.53%
  Commerical                                         7,799       175         8.90%       42,099      785         7.42%
Consumer loans                                     105,815     2,605         9.77%      165,670    3,569         8.57%
Commerical business loans                           32,904       662         7.98%       46,467      906         7.76%
                                                ----------   -------       ------    ----------  -------       ------
  Total loans                                      657,101    13,641         8.24%    1,007,799   19,522         7.71%
                                                ----------   -------       ------    ----------  -------       ------
Loans held for sale                                 68,831     1,399         8.06%       36,062      686         7.57%
Mortgage-backed securities                         499,773     8,870         7.04%      739,056   12,707         6.84%
Investment securities                               48,399       781         6.40%       71,835      991         5.49%
Other earning assets(b)                             23,528       493         8.31%       39,851      870         8.69%
                                                ----------   -------       ------    ----------  -------       ------
Total interest-earning assets                    1,297,632    25,184         7.70%    1,894,603   34,776         7.30%
                                                ----------   -------       ------    ----------  -------       ------
Non-interest-earning assets                         85,438                              155,662
                                                ----------                           ----------
  Total assets                                  $1,383,070                           $2,050,265
                                                ----------                           ----------
                                                ----------                           ----------
Interest-bearing liabilities
  Deposits:
  Demand deposits(c)                            $  406,842     2,810         2.74%   $  522,157    3,138         2.39%
  Passbook savings                                 144,456       759         2.08%      290,101    1,593         2.10%
  Certificates of deposit                          465,646     6,437         5.48%      682,668    9,028         5.26%
                                                ----------   -------       ------    ----------  -------       ------
    Total deposits                               1,016,944    10,006         3.90%    1,494,926   13,759         3.66%
                                                ----------   -------       ------    ----------  -------       ------
Notes payable and other borrowings
  Repos                                            140,277     2,224         6.29%      155,466    2,321         5.94%
  FHLB Advances                                     65,951     1,019         6.13%      135,043    1,904         5.61%
  Other Borrwings                                    1,810        42         9.21%            0        0         0.00%
                                                ----------   -------       ------    ----------  -------       ------
    Total borrowings                               208,038     3,285         6.26%      290,509    4,225         5.79%
                                                ----------   -------       ------    ----------  -------       ------
Total interest-bearing liabilities(d)            1,224,982    13,291         4.30%    1,785,435   17,984         4.01%
                                                                           ------                              ------
Non-interest-bearing liabilities                    28,897                               36,854
                                                ----------                           ----------
  Total liabilities                              1,253,879                            1,822,289
Shareholders' Equity                               129,191                              227,976
                                                ----------                           ----------
  Total liabilities and equity                  $1,383,070                           $2,050,265
                                                ----------                           ----------
                                                ----------                           ----------
Net interest-earning assets                     $   72,650                           $  109,168
                                                ----------                           ----------
                                                ----------                           ----------
Net interest income/interest rate spread                     $11,893         3.40%               $16,792         3.29%
                                                             -------       ------                -------       ------
                                                             -------       ------                -------       ------
Net interest margin                                                          3.64%                               3.53%
                                                                           ------                              ------
                                                                           ------                              ------
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                              105.93                              106.11
                                                                           ------                              ------
                                                                           ------                              ------

                                                                    Year To Date Ended September 30,
                                                 ---------------------------------------------------------------------
                                                               1995                                 1996
                                                 --------------------------------     --------------------------------
                                                                          Average                              Average
                                                 Average                  Yield/      Average                  Yield/
                                                 Balance     Interest     Cost(e)     Balance     Interest     Cost(e)
                                                 -------     --------     -------     -------     --------     -------

Interest-earning   assets:
Loans   receivable(a):
  Mortgage loans:
  Single-family residential                     $  475,507   $29,253         8.23%   $  694,396   $39,278         7.56%
  Commerical                                         6,465       435         9.00%       22,974     1,339         7.79%
Consumer loans                                     104,072     7,606         9.77%      131,600     8,914         9.05%
Commerical business loans                           34,303     2,024         7.89%       36,071     2,059         7.62%
                                                ----------   -------       ------    ----------   -------       ------
  Total loans                                      620,347    39,318         8.47%      885,041    51,590         7.79%
                                                ----------   -------       ------    ----------   -------       ------
Loans held for sale                                 38,947     2,379         8.17%       42,302     2,313         7.30%
Mortgage-backed securities                         471,817    25,482         7.22%      616,906    32,078         6.95%
Investment securities                               63,832     2,965         6.21%       61,679     2,494         5.40%
Other earning assets(b)                             27,950     1,290         6.17%       34,358     2,258         8.78%
                                                ----------   -------       ------    ----------   -------       ------
Total interest-earning assets                    1,222,893    71,434         7.81%    1,640,286    90,733         7.39%
                                                ----------   -------       ------    ----------   -------       ------
Non-interest-earning assets                         68,752                              118,249
                                                ----------                           ----------
  Total assets                                  $1,291,645                           $1,758,535
                                                ----------                           ----------
                                                ----------                           ----------
Interest-bearing liabilities
  Deposits:
  Demand deposits(c)                            $  396,932     8,267         2.78%   $  465,719     9,008         2.58%
  Passbook savings                                 133,711     2,053         2.05%      230,757     3,591         2.08%
  Certificates of deposit                          381,919    14,708         5.15%      578,053    22,665         5.24%
                                                ----------   -------       ------    ----------   -------       ------
    Total deposits                                 912,562    25,028         3.67%    1,274,529    35,264         3.70%
                                                ----------   -------       ------    ----------   -------       ------
Notes payable and other borrowings
  Repos                                            161,059     7,603         6.31%      153,940     6,899         5.99%
  FHLB Advances                                     65,513     2,993         6.11%      122,360     5,194         5.67%
  Other Borrwings                                    1,940       131         9.03%          899        57         8.47%
                                                ----------   -------       ------    ----------   -------       ------
    Total borrowings                               228,512    10,727         6.28%      277,199    12,150         5.85%
                                                ----------   -------       ------    ----------   -------       ------
Total interest-bearing liabilities(d)            1,141,074    35,755         4.19%    1,551,728    47,414         4.08%
                                                                           ------                               ------
Non-interest-bearing liabilities                    26,921                               32,897
                                                ----------                           ----------
  Total liabilities                              1,167,995                            1,584,625
Shareholders' Equity                               123,650                              173,910
                                                ----------                           ----------
  Total liabilities and equity                  $1,291,645                           $1,758,535
                                                ----------                           ----------
                                                ----------                           ----------
Net interest-earning assets                     $   81,819                           $   88,558
                                                ----------                           ----------
                                                ----------                           ----------
Net interest income/interest rate spread                     $35,679         3.62%                $43,319         3.31%
                                                             -------       ------                 -------       ------
                                                             -------       ------                 -------       ------
Net interest margin                                                          3.90%                                3.53%
                                                                           ------                               ------
                                                                           ------                               ------
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                              107.17                               105.71
                                                                           ------                               ------
                                                                           ------                               ------

---------
(a) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(b) Includes FHLB stock, money market accounts, FHLB deposits and interest-earning Bank deposits.
(c) Includes checking and money market accounts.
(d) Includes interest expense associated with interest rate swaps and interest rate caps.
(e) Annualized

COMPARISON OF RESULTS OF OPERATION FOR THE THREE AND NINE MONTH PERIODS ENDED
-----------------------------------------------------------------------------
SEPTEMBER 30, 1996 AND 1995.
----------------------------

GENERAL. Net income decreased by $3.4 million, or 124.8%, to a $679,000 net loss for the third quarter of 1996, compared to net income of $2.7 million for the third quarter of 1995, primarily due to a substantial increase in the Company's non-interest expense (including the $6.8 million SAIF special assessment), which was partially offset by increases in net interest income, non-interest income and a lower income tax provision associated with the decrease in net income before taxes. For the nine months ended September 30, 1996, net income decreased by $3.5 million, or 40.4%, to $5.1 million, compared to $8.6 million during the same period in 1995. The decrease in net income was due to a substantial increase in non-interest expense, which was partially offset by increases in net interest income, non-interest income and a lower tax provision associated with the reduction in net income before taxes.

NET INTEREST INCOME. Net interest income increased by $4.9 million, or 41.2%, to $16.8 million for the three months ended September 30, 1996, compared to $11.9 million for the same period in 1995. The Company's interest income increased by $9.6 million, or 38.1%, to $34.8 million for the three months ended September 30, 1996, from $25.2 million in the third quarter of 1995. The increase in interest income was primarily attributable to a $597 million increase between quarters in average interest-earning assets. This $597 million increase was primarily attributable to the Meridian and Fidelity Federal branch acquisitions, the growth of supermarket branch deposits, and increased capital. Funds received in these transactions in excess of loans purchased were primarily invested in mortgage-backed securities, which served to reduce the overall yield on earning assets. Partially offsetting this volume-generated increase in interest income in the period was an adjustment to the loan premium on purchased loans of $300,000 to reflect conversion related run-off of certain commercial loans purchased from Meridian. Interest expense increased by $4.7 million between quarters, as average interest-bearing liabilities grew by $560 million. The increased balances were primarily the result of the acquisitions mentioned above and
the deposit growth in supermarket branches.   This volume-generated increase
in interest expense was partially offset by a 29 basis point decrease in the rate paid on interest-bearing liabilities, primarily related to the lower rates on the deposits acquired from Meridian.

For the nine months ended September 30, 1996, net interest income totaled $43.3 million, an increase of $7.6 million, or 21.4%, compared to the first
nine months of 1995.   Interest income for the first nine months of 1996, as
compared to the same period in 1995, increased by $19.3 million, or 27.0%. The increase in interest income was primarily attributable to a $417 million increase in average interest- earning assets compared to the 1995 period. This $417 million increase was primarily attributable to the Meridian and Fidelity Federal branch acquisitions, the growth of supermarket branch deposits and increased capital. Funds received in these transactions in excess of loans purchased were primarily invested in mortgage-backed securities, which served to reduce the overall yield on earning assets. Offsetting the increase in interest income of $19.3 million was an increase in interest expense of $11.7 million, or 32.6%, between periods. The increase in interest expense during the first nine months of 1996, compared to 1995, was caused by higher balances of average interest-bearing liabilities, primarily related to the Meridian and Fidelity Federal branch acquisitions and deposit growth related to the expansion of the Company's
supermarket branch network.   Partially offsetting this increase in interest
expense was an 11 basis point decline in the weighted average rates paid on interest-bearing liabilities during the nine months ended September 30, 1996, compared to the prior period.

NONINTEREST INCOME.  For the three and nine month periods ended September
30, 1996, the Company recorded noninterest income of $4.7 million and $11.1 million, respectively, as compared to $3.7 million and $8.8 million, respectively, for the same periods in 1995. The $981,000, or 26.3%, increase between quarters and the $2.3 million, or 25.9%, increase between the nine month periods ended September 30, 1996 and 1995, respectively, were primarily attributable to the Company's January 1, 1996 implementation of SFAS No. 122, "Accounting for Mortgage Servicing Rights". The capitalization of mortgage servicing rights in the third quarter of 1996 and for the nine month period ended September 30, 1996, resulted in additional gains on the sales of mortgage loans of $465,000 and $1.7 million, respectively. Deposit fee income increased between periods, primarily due to the acquisition of the Fidelity Federal and Meridian Bank branches, in July of 1995 and June of 1996, respectively. Other noninterest income increased primarily due to a favorable litigation settlement and as a result of increased sales of mutual funds and annuities offered to our customers through an agreement with a third party licensed marketer of these services. The foregoing increases in noninterest income more than offset a decrease in gains from the sale of nonperforming real estate during the three and nine months ended September 30, 1996, as compared to the same periods in 1995.

NONINTEREST EXPENSE. Noninterest expense, exclusive of the $6.8 million SAIF special assessment, totaled $15.6 million and $39.5 million for the three and nine month periods ended September 30, 1996, representing an increase of $4.4 million, or 39.2%, and $8.4 million, or 27.1%, from the prior comparable periods, respectively. The increases in compensation and employee benefits, occupancy, advertising, amortization of intangible assets and other operating expenses were primarily attributable to the acquisition of the Fidelity Federal and Meridian Bank branches, the increased cost associated with the growth of the supermarket branch network and the expansion of the Company's business lending capability. Third quarter 1996 expenses also include approximately $750,000 of nonrecurring expenses associated with the conversion of the Meridian branches and customers to Commonwealth's systems.

                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         There are no material legal proceedings, other than as described below, to which the Company or any of its subsidiaries is a party or to which any of their property is subject other than proceedings routine to the business of the Company and its subsidiaries.

         In August 1995, Commonwealth Savings Bank (the "Bank") commenced litigation against the United States in the U.S. Court of Federal Claims (the "Claims Court") seeking to recover the value of its supervisory goodwill. The suit alleges that the treatment of such goodwill mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") constitutes a breach of contract between the Bank and the United States and an unlawful taking of property by the United States without just compensation or due process in violation of the U.S. Constitution. The suit emanates from the Bank's acquisition of First Family Federal Savings and Loan Association of Lansdale, Pennsylvania in 1982 pursuant to which the government agreed to the use of the purchase method of accounting under generally accepted accounting principles and the recording of approximately $61 million of goodwill as an asset resulting from the voluntary supervisory merger (there was no financial assistance from the Federal Savings and Loan Insurance Corporation). Since the enactment of FIRREA numerous suits have been filed on behalf of thrift institutions and their holding companies alleging similar theories for breach of contract. The Goodwill balance associated with the First Family acquisition at the point of FIRREA enactment in 1989 was $48.4 million.

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

         On October 31, 1996, Commonwealth Savings Bank filed a complaint against CoreStates Financial Corp. in the Court of Common Pleas for Chester County, Pennsylvania for damages related to Commonwealth's acquisition on June 28, 1996 of eleven branch offices from CoreStates, which were divested by CoreStates in connection with the merger of CoreStates Bank and Meridian Bank. The compliant alleges, among other things, that CoreStates breached the branch sales agreement and that Commonwealth's relationships with its new customers were damaged as a result of negligence and errors committed by CoreStates and its affiliates in connection with the conversion of the former Meridian Bank customers to Commonwealth's banking system and the reissuance of bank cards for use at Commonwealth's automated teller machines. The complaint alleges damages incurred by Commonwealth of approximately $5.2 million from the additional run-off of deposits from former Meridian customers and other losses and expenses.

Item 2.  Changes in Securities
         ---------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) An annual meeting of stockholders of the Company was held on July 9, 1996 ("Annual Meeting").

         (b)  Not applicable.

         (c) There were 17,952,693 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 9,977,062 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

         1.  Election of directors for a three-year term.

                                              FOR            WITHHELD
                                              ---            --------
         Joseph E. Colen, Jr.              9,911,683          65,379

         Richard J. Conner                 9,883,275          93,787

         Matthew T. Welde                  9,898,487          78,575

         2.  Proposal to ratify the appointment of Arthur Andersen
         LLP as the Company's independent auditors for the year ending December 31, 1996.

                     FOR            AGAINST        ABSTAIN
                     ---            -------        -------
                  9,875,580         61,694         39,788

         The proposals were adopted by the stockholders of the Company. There were no broker non-votes at the meeting.

         (d)  Not applicable

Item 5.  Other Information
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         a)  Not applicable.

         b) On July 11, 1996, the Company filed a Current Report on Form 8-K to report under Item 5, the completion on June 28, 1996 of its acquisition of eleven branch offices of Meridian Bank divested in connection with CoreStates Bank's acquisition of Meridian Bank.

                             SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMMONWEALTH BANCORP, INC.

DATE: November 8, 1996                 /s/ Charles H. Meacham
                                       ----------------------------------------
                                       Charles H. Meacham
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)

DATE: November 8, 1996                 /s/ Patrick J. Ward
                                       ----------------------------------------
                                       Patrick J. Ward
                                       Senior Vice President and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)