Form 10-K
period 1996-12-31
COMMONWEALTH BANCORP INC
filed 1997-03-20
CIK 1005126

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                            EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ----------    ---------------

                          Commission File No.: 0-27942
                                               -------

                            COMMONWEALTH BANCORP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                        23-2828883
---------------------------------                       -----------------------
   (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification Number)

     COMMONWEALTH BANK PLAZA
     2 WEST LAFAYETTE STREET
     NORRISTOWN, PENNSYLVANIA                                   19401
   ---------------------------                           ---------------------
            (Address)                                          (Zip Code)

      Registrant's telephone number, including area code:  (610) 251-1600

          Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act

                    COMMON STOCK (PAR VALUE $.10 PER SHARE)
                    --------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                         ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

As of March 13, 1997, the aggregate value of the 16,354,590 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 816,680 shares held by all directors and officers of the Registrant as a group, was approximately $256.6 million. This figure is based on the closing sales price of $15.6875 per share of the Registrant's Common Stock on March 13, 1997 as reported by the Nasdaq Stock Market.

Number of shares of Common Stock outstanding as of March 13, 1997:  17,171,270

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated into Part II, Items 6 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders to be filed within 120 days of December 31, 1996 are incorporated into Part III, Items 10 through 13 of this Form 10-K.

--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

GENERAL

     Commonwealth Bancorp, Inc. ("Commonwealth" or the "Company"), a Pennsylvania corporation, is the holding company for Commonwealth Bank ("Bank"). On June 14, 1996, the Company completed an offering of common stock in connection with the Conversion and Reorganization of Commonwealth Mutual Holding Company, the former parent company of the Bank, from the mutual holding company form of ownership to the stock holding company form. In the offering,
9.9 million shares of common stock of the Company were sold in a subscription and community offering at $10.00 per share. In addition, 8.1 million shares of common stock of the Company were issued in exchange for shares of stock of the Bank previously held by public stockholders at an exchange ratio of 2.0775 shares for each share of Bank common stock, resulting in 18.0 million shares of common stock of the Company outstanding at the Conversion and Reorganization.

     The Bank is a Federally chartered stock savings bank which conducts business from its executive offices in Norristown, Pennsylvania and, as of December 31, 1996, 53 full-service offices, including 14 supermarket branch offices, located in southeast Pennsylvania. The Bank's executive offices were moved to Norristown from Malvern, Pennsylvania in January 1997 to accommodate growth and better control operating expenses. ComNet Mortgage Services ("ComNet"), a division of the Bank, also currently located in Norristown, conducted business at December 31, 1996 through seven loan origination offices located in Pennsylvania, Connecticut, New Jersey, and Rhode Island. ComNet also conducts business through its wholesale network, which includes correspondents in 29 states. During January 1997, Commonwealth Bank, through ComNet, acquired selected assets of Homestead Mortgage, Inc., a mortgage company headquartered in Millersville, Maryland. Among the assets acquired by ComNet were production branches located in Millersville, Bethesda, Whitemarsh, and Woodlawn, Maryland, and Media, Pennsylvania.

     The Bank first issued stock on January 21, 1994, as a result of the conversion of Commonwealth Federal Savings Bank from a Federally chartered mutual savings bank to a Federally chartered stock savings bank. The Bank was a subsidiary of Commonwealth Mutual Holding Company, a Federally chartered mutual holding company (the "Mutual Holding Company"), which owned approximately 55% of the outstanding common stock of the Bank. In June 1994, the Bank converted from a Federally chartered stock savings bank to a Pennsylvania chartered stock savings bank known as Commonwealth Savings Bank. In December 1995, the Bank converted back to a Federally chartered stock savings bank. In February 1996, the Bank commenced a stock offering in connection with the conversion of the Mutual Holding Company and reorganization of the Bank to its current stock holding company form of ownership.

     The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision (the "OTS"), which is the Bank's chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which, as administrator of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), insures the Bank's deposits up to applicable limits. The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), and is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh, which is one of the 12 regional banks comprising the FHLB System.

MARKET AREA

     The Bank's 53 full-service branch offices, which include 14 supermarket branch offices, are located throughout Berks, Bucks, Chester, Delaware, Lebanon, Lehigh, Montgomery and Philadelphia Counties, Pennsylvania. The Bank's primary market is suburban Berks, Chester, and Montgomery Counties, with 34 of the Bank's 53 branches located in these counties. The Bank's branch locations are concentrated in the Reading area of Berks County; southeastern Chester County; central and southern Montgomery County; and the northeast Philadelphia community within Philadelphia County. In terms of share of deposits and branch office representation, management of the Company believes that the Bank is well positioned in Berks, Chester, and Montgomery Counties, with a substantial presence that enables it to compete effectively with the Bank's competitors. Management believes that its emphasis on providing customers with quality service also helps the Bank compete effectively.

     The Bank focuses on relationship banking by cross-selling services to established customers. These include a variety of loan and deposit products for individuals and businesses. The Bank also makes available other financial instruments, such as annuity products and mutual funds, through arrangements with third parties.

LENDING ACTIVITIES

     GENERAL. At December 31, 1996, the Company's loans totaled $1.1 billion, which represented 53% of total assets. The Company's loans consist principally of conventional loans which are secured by first liens on single-family residences. Conventional residential real estate loans are loans which are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA"). The other principal categories of loans in the Company's loans held for investment portfolio are consumer loans and commercial loans, including commercial real estate loans and loans which are guaranteed by the Small Business Administration ("SBA"). In addition, the Company's loan portfolio includes a small amount of loans which are secured by multi-family residential (five or more units) properties.

     Although ComNet originates loans in a number of states, the majority of the Company's mortgage loans held for investment are secured by properties located in Pennsylvania and New Jersey. At December 31, 1996, $411.2 million, or 48%, of the Company's $857.1 million of total mortgage loans held for investment were secured by properties located in Pennsylvania and New Jersey.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loans held for investment at the dates indicated.

                                                                             December 31,
                                          --------------------------------------------------------------------------------

                                                   1996                       1995                       1994
                                          --------------------------   ----------------------    -----------------------
                                                       Percent of                  Percent                  Percent of
                                          Amount          Total        Amount      of Total      Amount        Total
                                          ------       ----------      ------     ----------     ------      ---------
                                                                       (Dollars in Thousands)
 Mortgage loans:
   Single-family residential (1)         $  857,053        76.37%       $655,152     81.08%       $450,959     75.55%
 Consumer loans:
   Equity lines of credit                    49,136         4.38          44,432      5.50          49,246      8.26
   Second mortgage                           77,304         6.89          48,653      6.03          42,883      7.18
   Other                                     42,867         3.82          18,009      2.23          12,013      2.01
                                         ----------       ------       ---------   -------        --------    ------
     Total consumer loans                   169,307        15.09         111,094     13.76         104,142     17.45
 Commercial loans:
   SBA (2)                                   25,104         2.24          29,472      3.65          35,482      5.94
   Commercial real estate                    35,452         3.15           9,386      1.16           4,679      0.78
   Business loans                            35,380         3.15           2,801      0.35           1,671      0.28
                                         ----------       ------       ---------   -------        --------    ------
     Total commercial loans                  95,936         8.54          41,659      5.16          41,832      7.00
                                         ----------       ------       ---------   -------        --------    ------
       Total loans receivable             1,122,296       100.00%        807,905    100.00%        596,933    100.00%
                                         ----------       ======       ---------   =======        --------    ======
 Less:
   (Premium)/Discount on loans
        purchased                           (3,655)                        1,004                     2,864
   Allowance for loan losses                  9,971                        7,485                     7,307
   Deferred loan fees                         2,866                        2,681                     3,555
   Allowance for imputed interest                -                           -                          63
                                         ----------                     --------                  --------
 Loans receivable, net                   $1,113,114                     $796,735                  $583,144
                                         ==========                     ========                  ========


                                                           December 31,
                                         -------------------------------------------------

                                                 1993                       1992
                                         -----------------------   ----------------------
                                                    Percent of                 Percentof
                                         Amount        Total       Amount         Total
                                         ------      ---------     ------       -------
                                                       (Dollars in Thousands)
  Mortgage loans:
   Single-family residential (1)          $369,456     72.02%       $436,537       74.26%
 Consumer loans:
   Equity lines of credit                   56,862     11.08          63,385       10.78
   Second mortgage                          31,449      6.13          22,941        3.90
   Other                                     9,701      1.89           8,361        1.42
                                          --------    ------        --------      ------
     Total consumer loans                   98,012     19.10          94,687       16.10
 Commercial loans:
   SBA  (2)                                 40,973      7.99          47,015        8.00
   Commercial real estate                    4,543      0.89           9,655        1.64
   Business loans                                -         -              -           -
                                          --------    ------        --------      ------
     Total commercial loans                 45,516      8.88          56,670        9.64
                                          --------    ------        --------      ------
       Total loans receivable              512,984    100.00%        587,894      100.00%
                                          --------    ======        --------      ======
 Less:
   (Premium)/Discount on loans
        purchased                            4,007                     6,538
   Allowance for loan losses                 7,309                     6,935
   Deferred loan fees                        2,595                     3,234
   Allowance for imputed interest               99                       140
                                          --------                  --------
 Loans receivable, net                    $498,974                  $571,047
                                          ========                  ========

----------------------
(1) At December 31, 1996, $533.9 million, or 62%, of the Company's single-family residential loans had adjustable interest rates.
(2) Consists entirely of loans (or securities backed by loans) which are guaranteed by the SBA, with the majority adjusting monthly or quarterly. All such loans or securities were purchased by the Company.

     CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth the scheduled contractual amortization of the Company's loans held for investment at December 31, 1996, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less.


                                                      Principal Repayments Contractually Due
                                                           in Year(s) Ended December 31,
                                   -----------------------------------------------------------------------------
                        Total at
                      December 31,                                     2000-      2002-      2008-     There-
                          1996         1997       1998      1999       2001       2007       2013      after
                   --------------- ---------- ----------- ---------  ---------- --------  ----------  ----------
                                                           (In Thousands)
 Mortgage loans:
    Single-family
      residential     $  857,053     $ 22,148   $20,554    $21,500    $45,723   $149,620   $165,313    $432,195
 Consumer                169,307       24,149    23,288     19,256     25,800     46,581     27,964       2,269
 Commercial real
  estate                  35,452        6,404     3,920      3,148     10,559      6,343      3,747       1,331
 Business loans           35,380       15,421     3,140      2,970      6,819      5,143      1,132         755
 SBA                      25,104        1,688     1,550      1,499      2,916      8,748      6,752       1,951
                         -------      -------    ------     ------     ------    -------    -------     -------
      Total  (1)      $1,122,296     $ 69,810   $52,452    $48,373    $91,817   $216,435   $204,908    $438,501
                       =========      =======    ======     ======     ======    =======    =======     =======




-----------------
(1) Of the $1.1 billion of loan principal repayments contractually due after December 31, 1997, $440.2 million have fixed rates of interest and $612.3 million have adjustable rates of interest.

     Scheduled contractual amortization of loans does not reflect the expected term of the Company's loan portfolio. The expected average life of the loan portfolio is substantially less than its contractual term because of prepayments and due-on-sale clauses, which give the Company the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

     ACTIVITY IN LOANS HELD FOR INVESTMENT. The following table shows the activity in the Company's loans held for investment during the periods indicated.




                                                              Year Ended December 31,
                                               ------------------------------------------------------
                                                      1996              1995              1994
                                               ---------------  ------------------  -----------------

                                                              (In Thousands)
 Gross loans held for investment at
   beginning of period                           $  807,905            $596,933           $512,984
 Originations of loans held for
   investment:
     Single-family residential (1)                   52,304              35,319            117,841
     Consumer                                        58,411              48,432             43,781
     Commercial real estate                          16,848               5,291                725
     Business loans                                  16,955               4,766              1,802
                                                    -------             -------           --------
       Total originations                           144,518              93,808            164,149
 Purchases of loans held for investment:
    Single-family residential (2)                   257,575             234,963             33,613
    Consumer                                         45,579                 -                   -
    Commercial real estate                           26,110                 -                   -
    Business loans                                   18,269                 -                   -
     SBA                                               -                    -                1,585
                                                    -------             -------           --------
       Total purchases                              347,533             234,963             35,198
       Total originations and purchases             492,051             328,771            199,347
 Repayments                                        (177,660)           (117,799)          (115,398)
                                                   ---------           ---------          ---------
 Net activity in loans held for
   investment                                       314,391             210,972             83,949
                                                   --------            --------           --------
 Gross loans held for investment at end
   of period                                     $1,122,296            $807,905           $596,933
                                                  =========             =======            =======


------------------------
(1)      Originated by ComNet.

(2) The $257.6 million of single-family residential loans consist of $79.9 million of adjustable rate loans purchased by the Company from third parties, $148.3 million of loans generated through ComNet's wholesale correspondent network, and $29.4 million purchased in the June 1996 acquisition of 12 former Meridian Bank branches (the "Branch Acquisition"). For additional information, see "Management Discussion and Analysis of Financial Condition and Results of Operations - Branch Acquisitions" in Item 7 hereto.

         RESIDENTIAL LOAN ORIGINATION AND SALES ACTIVITIES. The primary lending activities of the Company are the origination and sale, without recourse, of conventional and insured/guaranteed real estate loans secured by first liens on single-family residences. Residential loan origination activities are conducted through ComNet.

   Retail loans are originated by ComNet's own sales force of approximately 37 commissioned or salaried loan originators through referrals from the Company, real estate brokers, builders of new homes and others, as well as through direct contact with borrowers. In connection with the origination of each loan, ComNet prepares mortgage documentation, conducts credit checks, has the subject property appraised by independent appraisers, and closes the loan.

   The ComNet retail loan production office originating a loan is responsible for taking the loan application and coordinating information flow between the applicant and ComNet's processing center, which relocated f along with the Company's headquarters in January 1997 from Malvern, Pennsylvania to Norristown, Pennsylvania. Retail loan applications must be approved by ComNet's underwriting department or compliance with underwriting criteria, including the ratio of the loan amount to the value of the security property ("loan-to-value ratio"), borrower income qualifications and necessary insurance. Upon approval, ComNet issues a formal commitment letter to the prospective borrower specifying the amount of the loan, the prevailing interest rate or means for determining the same, the fees to be paid to ComNet, and the date on which the commitment expires.

   Wholesale loans are purchased from correspondents/brokers, or funded by ComNet on behalf of correspondents and brokers. ComNet currently employs three regional account executives to work with over 194 correspondents and brokers. The correspondent or broker is responsible for the processing of the loan application. When a wholesale loan enters the underwriting stage, for the majority of correspondents and brokers, the underwriting is performed by ComNet similar to retail loan originations above. In certain instances, ComNet delegates the underwriting function to correspondents and brokers. Such delegated underwriting meets ComNet's criteria of underwriting standards. Once the underwriting approval is complete, the purchase or funding is initiated.

   ComNet originates conventional loans and, to a lesser extent, FHA-insured and VA-guaranteed loans. The vast majority of the conventional loans originated by ComNet are originated under terms and documentation which conform to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines, and, as such, are eligible for sale in the secondary market.

   The results of operations of ComNet are significantly dependent upon its ability to originate loans. This ability, in turn, is substantially dependent upon prevailing interest rate levels, which affect the degree to which consumers obtain new loans and refinance existing loans. Economic conditions in ComNet's service areas also have a significant effect on the residential housing market and, thus, could have a similar effect on ComNet's loan origination activity.

   ComNet's originations totaled $462.1 million and $494.8 million during 1996 and 1995, respectively, which included $233.8 million and $318.0 million, respectively, of loans originated through the wholesale correspondent lending network.

   ComNet sells substantially all of the fixed-rate loans it originates which conform to FNMA/FHLMC requirements to investors in the secondary market. The Company retains substantially all of the adjustable-rate loans originated by ComNet, as well as the loans originated by it which do not conform to the requirements for sale to the FNMA and the FHLMC (primarily because the principal amount exceeds the limit, which is currently $214,600 for loans secured by a single-family, owner-occupied residence) and loans by ComNet to employees of the Company. The Company also has been retaining fully amortizing fixed-rate loans originated by ComNet, with maturities of ten years.

   ComNet's mortgage loans sold to others generally are sold in groups through mortgage-backed securities issued by the FNMA or the FHLMC, or on a loan-by-loan basis to these agencies or other investors. In the case of the loans sold through mortgage-backed securities, the loans are grouped in pools of $1.0 million or more and certain documents are delivered to the FNMA or the FHLMC, which issues a mortgage-backed security representing an undivided interest in the loan pool. For issuing the security, the FNMA or the FHLMC receives an annual guarantor fee of approximately 0.18% to 0.29% of the declining principal amount of the loan pool. ComNet, through investment bankers, arranges to sell mortgage-backed securities to investors.

   ComNet generally retains the rights to service the conventional loans it sells, while selling the FHA-insured and VA-guaranteed loans originated by it on a servicing-released basis. As a result, the loans serviced by ComNet for others do not include any FHA-insured or VA-guaranteed loans.

   A period of 30 to 90 days generally lapses between the closing of a loan by ComNet and its sale to an investor. During this period, ComNet employs various hedging techniques, such as forward commitments and put options, to protect the value of its mortgage production. Mortgage loans generally will decrease in value during periods of increasing interest rates and increase in value during periods of decreasing interest rates. The cost of the various hedging techniques employed by ComNet are deducted from the net gain (loss) on the sales of mortgage loans. Accordingly, fluctuations in prevailing interest rates may result in a gain or loss to ComNet as a result of adjustments to the carrying value of loans held for sale, or on sales of loans to the extent that ComNet has not obtained prior commitments by investors to purchase such loans or otherwise hedged the value of the loans against changes in interest rates. Moreover, the amount of unhedged loans can increase as a result of increases in interest rates, which can result in greater than anticipated closings of loans in process.

   The principal means by which ComNet hedges its mortgage production are through the use of mandatory forward and option contracts, which are legal agreements between two parties to purchase and sell a specific quantity of a financial instrument, at a specified price, with delivery and settlement at a specified future date. ComNet adjusts the amount of its unhedged loans in process based on management's assessment of market conditions and loan closing rates.

   The following table sets forth certain information relating to the volume and type of loans originated and sold by ComNet during the periods indicated.


                                                                     Year Ended December 31,
                                         --------------------------------------------------------------------------------
                                                    1996                     1995                      1994
                                         ---------------------------  ----------------------   --------------------------
                                                           Number                   Number                     Number
                                            Principal         of      Principal       of        Principal        of
                                             Amount         Loans      Amount       Loans        Amount         Loans
                                             ------        ------      ------       -----        ------         -----
                                                                       (Dollars in Thousands)
 Originations for the Company (1):
   Conventional                               $200,558        979      $208,865      1,086       $151,454        1,216
   FHA/VA                                            -          -             -          -              -            -
                                               -------     ------       -------      -----        -------        -----
     Total Company                             200,558        979       208,865      1,086        151,454        1,216
                                               -------     ------       -------      -----        -------        -----
 Originations for others (1):
   Conventional                                232,622      2,176       260,300      2,362        148,640        1,448
   FHA/VA                                       28,893        322        25,594        281         38,534          430
                                               -------     ------       -------      -----        -------        -----
     Total Other                               261,515      2,498       285,894      2,643        187,174        1,878
                                               -------     ------       -------      -----        -------        -----
 Total Company and others                     $462,073      3,477      $494,759      3,729       $338,628        3,094
                                               =======      =====       =======      =====        =======        =====

 Retained by the Company (1)(2):
   Conventional                               $200,558        979      $208,865      1,086       $151,454        1,216
   FHA/VA                                            -          -             -          -              -            -
                                               -------     ------       -------      -----        -------        -----
     Total Company                             200,558        979       208,865      1,086        151,454        1,216
                                               -------     ------       -------      -----        -------        -----
 Sales to Others (1)(3):
   Conventional                                236,190      2,275       264,538      2,332        175,048        1,894
   FHA/VA                                       29,781        331        14,738        161         73,197          682
                                               -------     ------        ------     ------       --------       ------
     Total Other                               265,971      2,606       279,276      2,493        248,245        2,576
                                               -------      -----       -------      -----        -------        -----
 Total Company and Other                      $466,529      3,585      $488,141      3,579       $399,699        3,792
                                               =======      =====       =======      =====        =======        =====
 Other adjustments to
   loans held for sale (4)                    $ (4,210)                $    850                  $   (235)
                                               ========                 =======                   ========

 (Decrease)Increase in
   loans held for sale                        $ (8,666)                $  7,468                  $(61,306)
                                               ========                 =======                   ========

--------------------
(1)  Consists entirely of single-family residential loans.
(2) Consists primarily of single-family residential loans which have adjustable-rates, are non-conforming due to the size of the loan or are made to an employee of the Company.
(3)  Includes loans converted into mortgage-backed securities.
(4) Consists of repayments of loans held for sale, net gain on sales of loans, and deferred loan fees.

         The following table sets forth certain information relating to the geographic distribution of loans originated by ComNet through its retail and wholesale networks during the periods indicated.




                                                                   Year Ended December 31,
                                     -------------------------------------------------------------------------------------

                                                 1996                         1995                        1994
                                     -----------------------        -----------------------       ------------------------
                                                      Number                         Number                        Number
                                      Principal         of          Principal          of         Principal          of
                                       Amount          Loans          Amount         Loans         Amount          Loans
                                     -----------   ---------        ----------    ---------       ----------      --------
                                                                     (Dollars in Thousands)
RETAIL :
Pennsylvania                            $166,770      1,542           $116,455       1,078         $189,081       1,853
New Jersey                                28,863        220             17,081         146           48,416         414
Rhode Island                              20,328        222             21,950         227           19,898         224
Connecticut                               10,433         90              9,489          79           18,167         156
Florida                                    1,894         21             11,805         124              263           3
Virginia                                       0          0                  0           0            7,427          84
                                        --------     ------           --------      ------         --------      ------
    Total Retail                         228,288      2,095            176,780       1,654          283,252       2,734
                                        --------     ------           --------      ------         --------      ------

WHOLESALE (1) :
Maryland                                  50,049        268             82,023         486           16,383         102
Pennsylvania                              44,328        336             33,671         255            1,058          14
Virginia                                  42,326        207             72,794         410           33,555         177
New Jersey                                17,250        106             17,163         134              236           3
Delaware                                  16,682        133             24,764         201            2,450          19
Georgia                                   13,551         60             18,159          85              891           4
Florida                                    9,156         54             12,023          93              231           2
North Carolina                             7,570         54             22,533         187            3,092          25
Illinois                                   6,214         32                749           4                0           0
Alabama                                    6,053         24              3,941          14                0           0
Texas                                      3,768         22              2,924          17              751           5
Arizona                                    3,633         17                  0           0                0           0
Ohio                                       2,831         14              9,925          81                0           0
Indiana                                    1,670         13                149           1                0           0
Kansas                                     1,543          8              1,222           9                0           0
Massachusetts                              1,276          4                  0           0                0           0
Colorado                                   1,269          5                  0           0                0           0
Tennessee                                  1,225          8                  0           0                0           0
South Carolina                             1,151          6              1,388          13              405           2
Louisiana                                    769          2                  0           0                0           0
Washington, DC                               460          2                  0           0                0           0
Kentucky                                     264          2                865          10                0           0
Connecticut                                  234          1              1,934          17                0           0
Wisconsin                                    203          1             10,236          49            1,356           7
West Virginia                                171          2                203           1                0           0
Missouri                                     139          1                  0           0                0           0
New York                                       0          0                274           2                0           0
California                                     0          0              1,039           6                0           0
                                        --------     ------           --------      ------         --------      ------
    Total Wholesale                      233,785      1,382            317,979       2,075           60,408         360
                                        --------     ------           --------      ------         --------      ------

Total Retail and Wholesale (2)          $462,073      3,477           $494,759       3,729         $343,660       3,094
                                        ========     ======           ========      ======         ========      ======

------------------
(1) Wholesale originations commenced during 1994.
(2) Consists entirely of single-family residential loans.

     CONSUMER LENDING ACTIVITIES. The Company offers consumer loans to its customers, which are obtained primarily through existing and walk-in customers and direct advertising. At December 31, 1996, $169.3 million, or 15%, of the Company's total loan portfolio was comprised of consumer loans.

     A significant portion of the Company's consumer loan portfolio is comprised of second mortgage loans, which are generally secured by the underlying equity in a borrower's home or second residence. These loans are for a fixed amount, have fixed interest rates, terms of one to 15 years, loan-to-value ratios of 100% or less, with the majority being at 80% or less, and are generally for amounts less than $100,000. At December 31, 1996, second mortgage loans totaled $77.3 million, or 7%, of the Company's total loan portfolio.

     The Company's consumer loan portfolio is also comprised of a significant amount of home equity lines of credit, which are a form of revolving credit and are generally secured by the underlying equity in the borrower's home or second residence. These loans have floating interest rates, loan-to-value ratios of 100% or less, with the majority being at 75% or less, and are generally for amounts less than $100,000. At December 31, 1996, home equity lines of credit amounted to $49.1 million, or 4%, of the Company's total loan portfolio. The Company had $109.3 million of total commitments pursuant to such equity lines of credit outstanding at year-end 1996.

     The remaining $42.9 million of the Company's consumer loan portfolio at December 31, 1996 was comprised primarily of loans secured by new and used automobiles, recreational vehicles, and personal loans and lines of credit. The Company generates loans secured by automobiles and recreational vehicles through, among other things, relationships pursuant to which it acquires such loans indirectly through dealers.

     The Company also commenced marketing credit cards to its deposit customers in 1996. Such credit cards may be secured by the borrower's principal residence or unsecured, and are serviced for the Company by a third-party servicer.

     Consumer loans generally have shorter terms and higher interest rates than mortgage loans, but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Company's consumer loan portfolio, however, because of the high percentage of home equity lines of credit and second mortgages, which are secured by real estate and underwritten in a manner such that they result in a lending risk which is substantially similar to single-family residential loans.

     COMMERCIAL LENDING ACTIVITIES. Commencing in late 1993, the Company expanded its commercial lending activities by developing the capacity to make commercial business loans directly to small businesses located in its primary market areas in Pennsylvania, as well as loans secured by owner-occupied commercial real estate in such areas. The Company provides loans for commercial purposes to borrowers only under circumstances where the borrower also has, or establishes, a deposit relationship with the Company. The Company targets local businesses with annual revenues of under $10.0 million for commercial business loans under $5.0 million, with many of the loans ranging between $0.25 million and $1.0 million. Commercial real estate loans are made in the same amounts and may be secured by office buildings, warehouses, and other special purpose properties. Applications for commercial loans are obtained primarily through loan officer solicitation, branch referrals, and direct inquiry. As of December 31, 1996, commercial loans (other than loans generated by the Small Business Administration) totaled $70.8 million, or 6%, of the Company's total loan portfolio primarily, $44.4 million of which were acquired in conjunction with the Branch Acquisition. For additional information, see "Management Discussion and Analysis of Financial Condition and Results of Operations - Branch Acquisitions" in Item 7 hereto. At December 31, 1996, commercial loans (other than SBA loans) were comprised of $35.5 million of commercial real estate loans and $35.4 million of business loans.

     Commercial real estate loans originated by the Company generally have terms of five to fifteen years and fixed interest rates. Commercial business loans originated by the Company generally have terms of one to five years and interest rates which are fixed or float in accordance with the Company's prime lending rate. Such loans are generally secured and backed by the personal guarantees of the principals of the borrower. Although commercial loans involve greater credit risk than other types of loans, management believes that the greater income potential and positive effects on interest rate risk offset this increased credit risk. Also, income opportunities are enhanced through the generation of commercial loan origination fees and business deposit account fee income. The Company intends to continue to expand its commercial lending program.

     From time to time the Company purchases from other entities participation interests in loans and securities backed by loans to commercial businesses which are fully guaranteed by the SBA. At December 31, 1996, the Company had $25.1 million of such loans or securities, which represented 2% of the Company's total loan portfolio.

     LOAN ORIGINATION FEES. In addition to interest earned on loans, the Company receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the loan and are charged to the borrower in connection with the origination of the loan.

     In accordance with SFAS No. 91, which addresses the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Company's loan origination fees and certain related direct loan origination costs have been offset, and the resulting net amount has been deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 1996, the Company had $2.9 million of loan fees related to loans receivable which had been deferred and are being recognized as income over the estimated maturities of the related loans using the level- yield method.

LOAN SERVICING ACTIVITIES

     ComNet, a qualified seller servicer for the FNMA and the FHLMC, services residential real estate loans for others as well as the Company. Servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, supervising foreclosures in the event of unremedied defaults, and generally administering the loans.

     When ComNet receives the gross loan payment from the individual mortgagees of serviced loans, it remits to the owner of the loan a predetermined net amount based on the yield on that loan. The difference between the coupon on the underlying loan and the predetermined net amount paid to the owner of the loan is the gross servicing fee. As the owner of servicing rights, ComNet retains a net servicing fee which currently ranges from 0.25% to 0.375% of the declining principal amount of the loans, plus any late charges.

     At December 31, 1996, ComNet was servicing $1.3 billion of loans for others, as well as $747.8 million of loans held by the Company for investment and sale. The portfolio of loans serviced by ComNet at December 31, 1996 consisted of approximately 24,800 loans with an average loan balance of approximately $84,200, a weighted-average service fee of approximately 0.34% per annum (inclusive of excess servicing associated with loans serviced by ComNet for others) and a weighted average remaining contractual term of approximately 23.3 years.

     The following table sets forth the loan servicing fees of the Company as a percentage of net interest income for the periods indicated.


                                                        Year Ended December 31,
                                         ------------------------------------------------------
                                                1996               1995              1994
                                         -----------------   ----------------   ---------------
                                                    (Dollars in Thousands)
 Servicing fees                                $ 5,155             $ 5,531            $ 5,789
 Net interest income                            60,954              47,462             43,514
 Servicing fees as a percentage of
   net interest income                             8.5%               11.7%              13.3%


     In recent years, ComNet has sought to expand its mortgage servicing portfolio through the acquisition of Purchased Mortgage Servicing Rights ("PMSRs"). In 1990 and 1991, ComNet paid $19.1 million to acquire the servicing rights related to $1.1 billion of loans. During 1994, ComNet began purchasing whole loans through a wholesale lending network. In connection with the purchase of these loans, a premium may be paid to the correspondent or broker for the right to service such loans, which is recorded in PMSRs.

     ComNet also has sought to expand its mortgage servicing portfolio by increasing the amount of loans originated and sold by it on a servicing-retained basis. ComNet generally retains the rights to service the conventional loans sold by it, and sells all FHA-insured and VA-guaranteed loans on a servicing-released basis.

     During the years ended December 31, 1996, 1995 and 1994, ComNet sold $226.9 million, $86.1 million and, $175.0 million of loans originated on a servicing-retained basis, respectively, and $39.1 million, $193.2 million, and $73.2 million on a servicing-released basis, respectively. During 1996 and 1995, the percentage of loans sold on a servicing-released basis decreased as a result of a decrease in loan originations of these products which ComNet generally sells servicing-released.

     On January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Company, through ComNet, acquires mortgage servicing rights through the purchase and origination of mortgage loans which are sold or securitized, generally with servicing retained. SFAS No. 122 requires the Company to allocate the total cost of the mortgage loans to the mortgage servicing rights and to the loans (exclusive of the mortgage servicing rights) based on their relative fair values. The Company is required to periodically assess its capitalized mortgage servicing rights for impairment, based upon the discounted cash flow of the rights disaggregated within their predominant risk characteristics. Any impairment would be recognized through a valuation allowance. Application of this pronouncement was required for mortgage servicing rights acquired on loans sold or securitized commencing January 1, 1996, without retroactive capitalization of mortgage servicing rights retained in such transactions before adoption of the pronouncement. For the year ended December 31, 1996, the Company recorded originated mortgage servicing rights ("OMSRs") of $1.9 million, net of a $0.9 million valuation allowance.

     PMSRs, OMSRs, and capitalized excess servicing fees generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates.

     As part of its responsibilities as a servicer of mortgage-backed securities, ComNet is required to remit to investors the monthly principal collected and scheduled interest payments on most loans, including those for which no interest payments have been received due to delinquency. At December 31, 1996, the principal amount of loans serviced by ComNet for others that were subject to this condition aggregated $1.1 billion, of which $25.9 million, or 2%, were more than 30 days delinquent. Substantially all of these loans were sold without recourse and are guaranteed by the FNMA or the FHLMC.

     Although the Company currently intends to continue to expand ComNet's loan servicing portfolio primarily through the sale of conventional loans on a servicing-retained basis, the Company may, depending on current mortgage origination volumes and other factors, elect to sell a portion of newly-originated loans on a servicing-released basis. Management also may evaluate the acquisition of PMSRs.

     The following table presents information regarding the loans serviced by ComNet for the Company and others at the dates indicated.


                                                             December 31,
                                            -----------------------------------------------
                                                  1996           1995            1994
                                            -------------   --------------   --------------
                                                            (In Thousands)
 Mortgage loans underlying mortgage-
   backed securities:
   FNMA                                          $  714,472    $  708,138        $  684,456
   FHLMC                                            340,928       346,765           364,242
   Other investors                                      615        20,694            21,036
                                                  ---------     ---------         ---------
                                                  1,056,015     1,075,597         1,069,734
 Mortgage loans serviced for others:
   FNMA                                             102,387       103,184           107,535
   Other investors                                  181,488        85,195            76,694
                                                  ---------     ---------         ---------
                                                    283,875       188,379           184,229
                                                  ---------     ---------         ---------
 Total loans serviced for others                  1,339,890     1,263,976         1,253,963
                                                  ---------     ---------         ---------
 Mortgage loans serviced for the
 Company:
   Loans held for investment                        724,207       560,404           431,384
   Loans held for sale by ComNet                     23,610        26,385            18,816
                                                  ---------     ---------         ---------
                                                    747,817       586,789           450,200
                                                  ---------     ---------         ---------
     Total loans serviced (1)                    $2,087,707    $1,850,765        $1,704,163
                                                  =========     =========         =========

--------------------

(1) PMSRs accounted for $205.9 million, $291.3 million, and $266.0 million of total loans serviced at December 31, 1996, 1995, and 1994, respectively.

     The following table sets forth the coupon distribution of the loans relating to ComNet's servicing rights at December 31, 1996.

        Coupon                         Principal Balance of Serviced Loans Relating to or for
-----------------------   -----------------------------------------------------------------------------------

                                         Capitalized Excess Servicing
                            PMSRs          Fees, OMSRs and Other (1)       The Company (2)         Total
                          ------------    ---------------------------   --------------------    -------------

                                                       (Dollars in Thousands)
 5.00% or less             $      -                $       35                   $ 25,771         $   25,806
 5.01 - 6.00%                     -                    16,181                     39,423             55,604
 6.01 - 7.00%                 3,887                   244,934                    114,435            363,256
 7.01 - 8.00%                25,557                   490,453                    316,204            832,214
 8.01 - 9.00%                33,756                   286,219                    222,598            542,573
 9.01 - 10.00%               55,824                    67,701                     21,263            144,788
 10.01 - 11.00%              68,700                    23,059                      4,747             96,506
 11.01 - 12.00%              16,384                     3,222                      1,281             20,887
 12.01 - 13.00%                 825                       767                        952              2,544
 13.01 or greater               972                     1,414                      1,143              3,529
                            -------                 ---------                    -------          ---------
                           $205,905                $1,133,985                   $747,817         $2,087,707
                            =======                 =========                    =======          =========

-------------------------------

(1) Includes approximately $297.3 million of loans serviced by ComNet for others which relate neither to PMSRs, OMSRs, nor capitalized excess servicing fees.

(2) Includes loans held for investment by the Company and loans held for sale by ComNet.

     The following table sets forth the geographic locations of property securing ComNet's portfolio of loans serviced for others and the Company at December 31, 1996.

                                                              Percentage of Total Principal
           State                   Principal Balance                     Balance
-----------------------     ----------------------------     ---------------------------------
                                    (Dollars in Thousands)
 Pennsylvania                                $1,113,341                         53.33%
 New Jersey                                     293,244                         14.05
 Virginia                                       129.741                          6.21
 Maryland                                       128.221                          6.14
 Connecticut                                    108,782                          5.21
 New York                                        58,857                          2.82
 Florida                                         51,860                          2.48
 Rhode Island                                    42,594                          2.04
 Delaware                                        29,701                          1.42
 Georgia                                         27,483                          1.32
 North Carolina                                  17,130                          0.82
 Alabama                                         10,255                          0.49
 Ohio                                             7,249                          0.35
 Illinois                                         7,026                          0.34
 District of Columbia                             6,896                          0.33
 California                                       4,569                          0.22
 South Carolina                                   4,560                          0.22
 Other                                           46,198                          2.21
                                              ---------                        ------
                                             $2,087,707                        100.00%
                                              =========                        ======

ASSET QUALITY

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Company does not accrue interest on loans past due 90 days or more.

     Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure under generally accepted accounting principles ("GAAP") is classified as real estate owned until sold. Pursuant to a statement of position ("SOP 92-3"), such assets are carried at the lower of fair value less estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized to the extent of their net realizable value. The Company's accounting for its real estate owned complies with the guidance set forth in SOP 92-3.

     DELINQUENT LOANS. The following table sets forth information relating to the Company's delinquent loans held for investment and the relation to the Company's total loans held for investment at the dates indicated.

                                                  December 31,
                    ---------------------------------------------------------------------

                            1996                     1995                   1994
                    -------------------     -----------------------  --------------------
                                               (Dollars in Thousands)
 30 to 59 days         $12,854       1.15%      $ 5,013     0.62%      $ 4,688    0.78%
 60 to 89 days           7,980       0.71         2,132     0.26         1,432    0.24
 90 days and over        8,058       0.72         6,193     0.77         4,352    0.73
                        ------       ----        ------     ----        ------    ----
       Total (1)       $28,892       2.58%      $13,338     1.65%      $10,472    1.75%
                        ======       ====        ======     ====        ======    ====


--------------------------

(1) Does not include delinquent commercial loans which are fully guaranteed as to principal and interest by the SBA, which amounted to $0.3 million, $1.4 million, and $1.2 million at December 31, 1996, 1995, and 1994, respectively.

     NON-PERFORMING ASSETS. The following table sets forth information relating to the Company's non-performing assets at the dates indicated.

                                                                                December 31,
                                              -------------------------------------------------------------------------------

                                                    1996             1995            1994        1993            1992
                                                  --------         -------         -------      ------           ----
                                                                           (Dollars in Thousands)
 Single-family residential mortgage loans          $5,240         $5,605            $4,137      $  5,775         $ 7,092
 Consumer loans                                     1,335            221               215           203             364
 Commercial real estate loans                       1,399            367                 -             -               -
 Business loans (1)                                    84              -                 -             -               -
                                                   ------         ------            ------      --------         -------
   Total non-performing loans                       8,058          6,193             4,352         5,978           7,456
 Real estate owned, net                             1,090            752             1,927         4,424           5,412
 Investment securities                                  -            420(2)              -         4,420(3)        4,420(3)
                                                   ------         ------            ------      --------         ------
   Total non-performing assets (1)                 $9,148         $7,365            $6,279      $ 14,822         $17,288
                                                   ======         ======            ======      ========         =======
 Non-performing loans to total loans held
   for investment (1)                                0.72%          0.77%             0.73%         1.17%           1.27%
                                                   ======         ======            ======      ========         =======
 Total non-performing assets to total
 assets (1)                                          0.43%          0.51%             0.52%         1.26%           1.42%
                                                   ======         ======            ======      ========         =======

---------------------------

(1) Does not include non-performing commercial loans which are fully guaranteed as to principal and interest by the SBA, which amounted to $1.1 million, $0, and $0 at December 31, 1996, 1995, and 1994, respectively.

(2) Consisted of a deposit (net of a $130,000 reserve) with a bankers' bank which was in bankruptcy liquidation. The deposit was received by the Company in 1996.

(3) Consisted of a $4.4 million non-performing investment in commercial paper which was sold in 1994.

     At December 31, 1996, the Company's $5.2 million of non-performing single-family residential loans consisted of 103 loans having an average balance of $51,000.

     Forgone interest income on nonaccruing loans was $0.6 million for each of the years ended December 31, 1996, 1995 and 1994. The actual amount of interest recorded as income on such loans during such periods amounted to $0.3 million, $0.3 million, and $0.4 million, respectively.

     At December 31, 1996, the Company's real estate owned totaled $1.1 million, consisting of 23 single-family residential properties acquired through foreclosure or by deed-in-lieu of foreclosure. At year-end 1995, real estate owned totaled $0.8 million, consisting of ten single-family residential properties acquired through foreclosure or by deed-in-lieu of foreclosure. At December 31, 1994, real estate owned totaled $1.9 million, consisting of 29 single-family residential properties acquired through foreclosure or by deed-in-lieu of foreclosure, and a 102 lot subdivision located in Bucks County, Pennsylvania.

     During 1996, the Company sold 11 single-family residential properties which were held as real estate owned for a net loss of $0.1 million, and acquired an additional 24 single-family residential properties through foreclosure or deed-in-lieu thereof. During 1995, the Company sold 17 single-family residential properties which were held as real estate owned for a net gain of $0.1 million, and acquired an additional eight single-family residential properties through foreclosure or deed-in-lieu thereof. During 1994, the Company sold 18 single-family residential properties which were held as real estate owned for a net loss of $0.1 million and acquired an additional 12 single-family residential properties through foreclosure or deed-in-lieu of foreclosure.

     CLASSIFIED ASSETS. Federal regulations require that each insured savings association classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable on the basis of currently existing facts, conditions and values, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Classifies assets of the Company were essentially comprised of its nonperforming assets, as discussed above.

     A fourth category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss, but which represent potential future problem assets. At December 31, 1996, the Company had $5.7 million of assets classified special mention.

     ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses on loans based upon an assessment of prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions and other factors related to the collectibility of the loan portfolio. In management's opinion, the allowance for loan losses is sufficient to absorb estimated losses in the loan portfolio.

     The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.



                                                                      Year Ended December 31,
                                                 ------------------------------------------------------------------

                                                      1996          1995         1994        1993         1992
                                                      ----         ------       ------      ------        ----
                                                                   (Dollars in Thousands)
                  Allowance at beginning of year    $7,485        $7,307      $7,309      $ 6,935       $2,796
                                                     -----         -----      ------       ------        -----
                  Provision:
                    Mortgage                           119           449         118          590        3,234
                    Consumer                           457           114        (200)         120        1,260
                    Commercial                          25            15         250            -            -
                                                     -----         -----      ------       ------        -----
                      Total provision                  601           578         168          710        4,494
                  Charge-offs:
                    Mortgage                         ( 189)        ( 362)       (103)        (226)         (63)
                    Consumer                         ( 478)        ( 125)       (191)        (215)        (438)
                    Commercial                           -             -           -            -            -
                                                     -----         -----      ------       ------        -----
                      Total charge-offs              ( 667)        ( 487)       (294)        (441)        (501)
                  Recoveries:
                    Mortgage                           133            68          39           19           51
                    Consumer                            29            19          85           86           95
                    Commercial                          18             -           -            -            -
                                                     -----         -----      ------       ------        -----
                      Total recoveries                 180            87         124          105          146
                  Allowance Acquired in Meridian
                    Branch Acquisition               2,372             -           -            -            -
                                                     -----         -----      ------       ------        -----
                  Allowance at end of year          $9,971        $7,485      $7,307      $ 7,309       $6,935
                                                     =====         =====       =====       ======        =====

                  Allowance for loan losses to
                    total non-performing loans
                    at end of year                  123.74%       120.86%     167.90%      122.26%       93.01%
                                                    ======       =======      ======       ======        =====
                  Allowance for loan losses to
                    total loans held for
                    investment at end
                    of year                           0.89%         0.93%       1.22%        1.42%        1.18%
                                                      ====          ====        ====        =====        =====

     The following table shows the Company's total allowance for loan losses and the allocation to the various categories of loans held for investment at the dates indicated.

                                                                      December 31
                          ------------------------------------------------------------------------------------------------
                                    1996                    1995                    1994                     1993
                          -------------------------  --------------------   ---------------------   ----------------------
                                       Percent of             Percent of             Percent of                Percent of
                                       Loans by                Loans by                Loans by                 Loans by
                             Amount     Category(1)  Amount   Category(1)   Amount   Category(1)     Amount    Category(1)
                             ------     --------     ------   -----------   ------   ------------    ------   ------------

                                                             (Dollars in Thousands)
 Breakdown of allowance:
   Mortgage loans          $5,339          0.63%   $5,228         0.80%      $5,074       1.27%     $5,020          1.36%
   Consumer loans           2,505          1.48     1,992         1.79        1,983       1.90       2,289          2.33
   Commercial loans         2,127          3.00       265         2.18          250       3.94           -             -
   SBA loans                    -             -         -            -            -          -           -             -
                            -----          ----     -----         ----        -----       ----       -----          ----
   Total allowance for
      loan losses          $9,971          5.11%   $7,485         4.77%      $7,307       7.11%     $7,309          3.69%
                           ======          =====   ======         =====      ======       ====      ======          ====


                                December 31
                            ---------------------
                                     1992
                            ---------------------
                                       Percentof
                                        Loans by
                             Amount   Category (1)
                             ------   -----------
                            (Dollars in Thousands)
 Breakdown of allowance:
   Mortgage loans          $4,638          1.06%
   Consumer loans           2,297          2.43
   Commercial loans             -             -
   SBA loans                    -             -
                           ------          ----
   Total allowance for
      loan losses          $6,935          3.49%
                          = =====          ====

-------------------

(1)      Total loans exclude loans held for sale.

INVESTMENT ACTIVITIES

    MORTGAGE-BACKED SECURITIES. Mortgage-backed securities (which are also known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and U.S. Government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and U.S. Government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Government National Mortgage Association ("GNMA"), the FHLMC, and the FNMA.

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. In accordance with this Statement, the Company segregated its mortgage-backed and investment securities into two categories, those held to maturity and those available for sale. Held-to-maturity securities are recorded at amortized cost. Available-for sale securities are recorded at fair value, with unrealized gains and losses, net of related tax effects, excluded from earnings and reported as a separate component of shareholders' equity.
The effect of the adoption was to increase shareholders' equity by $7.3 million at January 1, 1994.

    At December 31, 1996, the Company's $752.7 million of mortgage-backed securities, representing 36% of the Company's $2.1 billion of total assets, were comprised of $237.7 million and $515.0 million of held-to-maturity and available-for-sale mortgage-backed securities, respectively. Included in the Company's $752.7 million of mortgage-backed securities at December 31, 1996 were $458.0 million of mortgage-backed securities, which were issued and guaranteed by the FHLMC, the FNMA or the GNMA, and $288.3 million of CMOs.
With respect to the CMOs, $53.8 million were guaranteed by the FNMA and FHLMC, and $234.5 million were rated AAA by national rating agencies. At December 31, 1996, $619.7 million, or 82%, of the Company's mortgage-backed securities portfolio had fixed rates of interest, and $133.0 million, or 18%, had adjustable rates of interest.

    Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the related insurance or guarantees, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At December 31, 1996, $206.1 million, or 27%, of the Company's mortgage-backed securities were pledged to secure various obligations of the Company.

    The following table sets forth the activity in the Company's aggregate mortgage-backed securities portfolio during the periods indicated.


                                                                         Year Ended December 31,
                                                         -------------------------------------------------------
                                                               1996                 1995                 1994
                                                           -----------             ------               -----
                                                                         (In Thousands)
 Mortgage-backed securities at beginning of year            $463,353             $430,119              $386,747
 Purchases                                                   412,676               85,472               189,751
 Sales                                                           -                    -                 (14,598)
 Repayments and prepayments                                 (122,895)             (64,887)             (122,690)
 Unrealized (losses) or gains on available-for-sale
   mortgage-backed securities                                   (427)              12,649                (9,091)
                                                             --------             -------               --------
 Mortgage-backed securities at end of year (1)              $752,707             $463,353              $430,119
                                                             =======              =======               =======

-----------------------------

(1) At December 31, 1996, the amortized cost and market value of the Company's total mortgage-backed securities (including held-to-maturity and available-for-sale mortgage-backed securities) amounted to $749.6 million and $754.4 million, respectively.

    At December 31, 1996, the contractual maturity of substantially all of the Company's mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments also affect the yield to maturity. The yield on the security is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages, and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates, generally, is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

    INVESTMENT SECURITIES. The Company has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and state and municipal governments, certificates of deposit at federally-insured banks and savings and loan associations, certain bankers' acceptances and federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally-chartered savings institutions are otherwise authorized to make directly.

    The following table sets forth information regarding the carrying and market value of the Company's investment securities at the dates indicated.


                                                                         December 31,
                                          ----------------------------------------------------------------------
                                                      1996                    1995                  1994
                                          ------------------------    ---------------------  -------------------
                                                Carry      Market      Carry       Market      Carry     Market
                                                Value       Value      Value       Value       Value      Value
                                                -----       -----      -----       -----       -----      -----
                                                             (In Thousands)
             Held to maturity:
               U.S. Government and
                 federal agency
                 obligations                  $     -     $    -     $    -      $     -      $15,000    $14,484
                                              -------     -------    -------     -------      -------    -------
                 Total Held to
                    Maturity (1)                    -          -          -            -       15,000     14,484
                                              -------     -------    -------     -------      -------    -------

             Available for sale (at
             market):
               U.S. Government and
                 federal agency
                 obligations                   47,963      48,089     38,789      39,263       58,858     58,152
               Corporate and bank
                 notes receivable                   -           -      5,498       5,483        5,492      5,260
               Mortgage Security
                 Mutual Fund                    2,215       2,209      2,077       2,150            -          -
               Equity Servicing
                 Partnerships                   2,880       2,880          -          -             -          -
               Other Equity Investment            757         757          -          -             -          -
                                              -------     -------    -------     -------      -------    -------

                   Total Available for Sale    53,815      53,935     46,364      46,896       64,350     63,412
                                              -------     -------     ------     -------      -------    -------
                   Total                      $53,815     $53,935    $46,364     $46,896      $79,350    $77,896
                                              =======     =======    =======     =======      =======    =======

----------
(1) During 1995, a $15.0 million principal amount investment security was called by the issuer.

         The following table sets forth certain information regarding the maturities of the Company's investment securities (all of which were classified as available for sale) at December 31, 1996.


                                                                          Contractually Maturing
                                     ----------------------------------------------------------------------------------------------
                                                    Weighted                 Weighted               Weighted     Over     Weighted
                                        Under 1      Average       1-5        Average      6-10     Average       10       Average
                                         Year         Yield       Years        Yield      Years      Yield       Years      Yield
                                         ----         -----       -----        -----      -----      -----       -----      -----
                                                                          (Dollars in Thousands)
             U.S. Government and
               federal agency
               obligations            $28,046       6.07%        $10,020          5.98%    $10,024     7.13%    $     -         - %
             Mortgage Security
               Mutual Fund                -            -           2,209          6.52          -        -            -         -
             Equity Servicing
             Partnerships                 -            -           2,880           N/A          -        -            -         -
             Other Equity
              Investment                  -            -             756           N/A          -        -            -         -
                                      -------                    -------                   -------              -------
                                      $28,046       6.07%        $15,865          6.08%    $10,024     7.13%    $     -         - %
                                      =======                    =======                   =======              =======




SOURCES OF FUNDS

    GENERAL. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan principal repayments and prepayments, advances from the FHLB of Pittsburgh, and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

    DEPOSITS. The Company's deposit products include a broad selection of deposit instruments, including NOW accounts, money market accounts, non-interest-bearing checking accounts, passbook savings accounts, and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the length of time the funds must remain on deposit and the interest rate.

    The Company's deposits are obtained primarily from residents and businesses located in southeast Pennsylvania. Management of the Company estimates that a deminimus portion of the Company's deposits are obtained from outside southeast Pennsylvania. The Company does not pay fees to brokers to solicit funds for deposit with the Company, nor does it actively solicit negotiable-rate certificates of deposit with balances of $100,000 or more.

    The Company attracts deposits through a network of convenient branch office locations by offering a wide variety of accounts and services, competitive interest rates, and extended customer hours. At December 31, 1996, the branch offices of the Company consisted of 39 traditional full-service offices and 14 full-service offices located in supermarkets. The Company opened its first supermarket branch in 1994, nine supermarket branches in 1995, and four in 1996. Currently, the

Company intends to open up to an additional five branch offices in supermarkets in its market area in 1997.

    In addition to the Company's extensive branch network, the Company currently maintains 48 automated teller machine ("ATM") locations, and plans to install approximately 10 additional ATMs by the end of 1997. The Company also maintains a 24 hour telephone banking service known as COM-LINE.

    Deposit account terms offered by the Company vary according to the minimum balance required, the length of time the funds must remain on deposit, and the interest rate, among other factors. In determining the characteristics of its deposit accounts, consideration is given to the impact on the profitability of the Company, matching terms of the deposits with loan products, the attractiveness to customers, and the rates offered by the Company's competitors.

    The Company's focus on customer service and convenience has facilitated its acquisition of lower-cost demand deposits and passbook savings accounts, which generally have rates which are substantially less than certificates of deposit. At December 31, 1996, total demand deposits and passbook savings deposits amounted to 34% and 17% of the Company's total deposits, respectively. During 1996, the weighted average rate paid on the Company's demand deposits and passbook savings deposits amounted to 2.58% and 2.11%, respectively, as compared to a weighted average rate paid of 5.27% on the Company's certificates of deposit during this same period.

    The following table sets forth certain information relating to the Company's deposits at the dates indicated.


                                                     December 31,
                           ---------------------------------------------------------------------
                                 1996                    1995                    1994
                           ---------------------  ---------------------  -----------------------
                                       Percent                Percent               Percent
                                       of Total               of Total              of Total
                            Amount     Deposits    Amount     Deposits    Amount    Deposits
                            ------     --------    ------     --------    ------    --------
                                                  (Dollars in Thousands)
NOW accounts               $171,567     11.50%   $109,756      10.20%      $99,766     11.68%
Money market accounts       278,527     18.68     264,239      24.54       257,079     30.12
Non-interest-bearing
 deposit accounts            60,957(1)   4.09      44,651       4.15        38,204      4.48
                         -----------   ------  ----------     ------      --------    ------
  Total demand deposits     511,051     34.27     418,646      38.89       395,049     46.28
                         ----------    ------  ----------     ------      --------    ------
Passbook savings
  deposits                  260,089     17.44     144,163      13.39       132,372     15.51
Certificate of deposit
  accounts:
  6 months or less          304,674     20.43     237,460      22.05       150,281     17.61
  7-12 months               175,425     11.76      82,637       7.68        44,974      5.27
  13-36 months              199,292     13.36     141,589      13.15        83,780      9.82
  More than 36 months        40,919      2.74      52,054       4.84        47,063      5.51
                         ----------    ------  ----------     ------      --------    ------
  Total certificates        720,310     48.29     513,740      47.72       326,098     38.21
                         ----------    ------  ----------     ------      --------    ------
  Total deposits         $1,491,450    100.00% $1,076,549     100.00%     $853,519    100.00%
                         ==========    ======  ==========     ======      ========    ======

---------------------
(1)      Includes $30.4 million of business checking accounts.

   The following table sets forth the activity in the Company's deposits during the periods indicated.


                                                     Year Ended December 31,
                                     ---------------------------------------------------------
                                            1996                1995              1994
                                     --------------     -----------------    -----------------
                                                     (Dollars in Thousands)
 Beginning balance                      $1,076,549          $  853,519              $882,222
 Net increase (decrease)
   before interest                         371,952(2)          191,808(1)           (50,233)
 Interest credited                          42,949              31,222                21,530
                                         ---------           ---------              --------
 Net increase (decrease)
   in deposits                             414,901             223,030              (28,703)
                                         ---------           ---------              --------
 Ending balance                         $1,491,450          $1,076,549              $853,519
                                         =========           =========               =======

---------------------

   (1) Includes $197.4 million of deposits assumed in connection with the acquisition of four branch offices of Fidelity Federal in July 1995.

   (2) Includes $379.7 million of deposits assumed in connection with the acquisition of twelve branch offices of Meridian Bank in June 1996.


   The following table sets forth by various interest rate categories the certificates of deposit with the Bank at the dates indicated.

                                                             December 31,
                                         -----------------------------------------------------
                                                 1996             1995            1994
                                         ----------------     --------------    --------------
                                                 (Dollars in Thousands)
 0.00% to 2.99%                               $  3,132          $    796           $ 57,780
 3.00% to 3.99%                                 79,101            69,108             96,077
 4.00% to 4.99%                                165,704            96,900             57,211
 5.00% to 6.99%                                465,258           336,762            100,539
 7.00% to 8.99%                                  6,833            10,059             13,190
 9.00% to 10.99%                                   282               115                980
 11.00% and over                                     -                 -                321
                                               -------           -------            -------
 Total                                        $720,310          $513,740           $326,098
                                               =======           =======            =======

   The following table sets forth the amount and remaining maturities of the Company's certificates of deposit at December 31, 1996.


                                               Over Six Months     Over One      Over Two Years
                                Six Months       Through One     Year Through     Through Three    Over Three
                                 and Less            Year          Two Years          Years           Years
                               --------------  ---------------   -------------   --------------- -------------
                                                      (Dollars in Thousands)
 0.00% to 1.99%                    $  3,095          $      -        $      -          $     -        $     -
 2.00% to 2.99%                          37                 -               -                -              -
 3.00% to 3.99%                      74,068             4,861             157               15              -
 4.00% to 4.99%                      90,904            43,472          16,433            9,689          5,206
 5.00% to 6.99%                     136,145           124,117         141,588           29,651         33,757
 7.00% to 8.99%                         211             2,975             584            1,170          1,893
 9.00% to 10.99%                        214                 -               -                5             63
 11.00% & over                           -                  -               -                -              -
                                    -------           -------         -------           ------         ------
 Total                             $304,674          $175,425        $158,762          $40,530        $40,919
                                    =======           =======         =======           ======         ======


   At December 31, 1996, the Company had $68.3 million of certificates of deposit in amounts equal to or greater than $100,000, of which $40.1 million was scheduled to mature within six months, $13.2 million was scheduled to mature in over six months through 12 months, and $15.0 million was scheduled to mature in a time period greater than 12 months.

   BORROWINGS. The Company may obtain advances from the FHLB of Pittsburgh by pledging the common stock it owns in the FHLB and by pledging certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At December 31, 1996, the Company had $175.0 million of advances from the FHLB of Pittsburgh.

   From time to time the Company enters into agreements to sell securities under terms which require it to repurchase the same securities by a specified date. Repurchase agreements are considered borrowings which are secured by the sold securities. At December 31, 1996, the Company had $176.7 million of repurchase agreements outstanding.

   The following table sets forth the amount and weighted average rate of the Company's borrowings at the dates indicated.


                                                   December 31,
                        ------------------------------------------------------------------
                                1996                    1995                   1994
                        --------------------   -----------------------  ------------------
                                                (Dollars in Thousands)
 FHLB advances            $175,000    5.48%       $120,614   6.05%        $ 61,214  5.92%
 Repurchase
  agreements(1)            176,674    5.47          81,112   6.65          145,398  6.09
 Other borrowings             -        -             1,554   8.75            2,072  8.50
                          --------                --------                --------
   Total Borrowings       $351,674    5.48%       $203,280   6.31%        $208,684  6.06%
                          ========                ========                ========

-------------

(1) Does not include interest expense associated with interest rate swaps and interest rate caps.


   The following table sets forth certain information relating to the Company's borrowings at the dates and for the periods indicated.




                                            At or For the Year Ended December 31,
                                ---------------------------------------------------------------
                                        1996                 1995                 1994
                                -------------------    ------------------    ------------------

                                                     (Dollars in Thousands)
 FHLB advances:
   Maximum balance               $202,500            $121,114                $ 84,914
   Average balance               $138,917            $ 77,249                $ 76,094
   Weighted average rate:
     at end of period                        5.48%               6.05%                5.92%
     during the period                       5.62%               6.05%                5.86%

 Repurchase agreements:
   Maximum balance               $176,674            $210,324                $167,147
   Average balance               $154,523            $143,313                $119,528
   Weighted average rate (1):
     at end of period                        5.47%               6.65%                6.09%
     during the period                       5.91%               6.35%                4.52%

-----------------------------

(1) Does not include interest expense associated with interest rate swaps and interest rate caps.

EMPLOYEES

   The Company had 524 full-time employees and 312 part-time employees at December 31, 1996. None of these employees are represented by a collective bargaining agent.

SUBSIDIARIES

   A brief description of the activities of the Company's active subsidiaries is set forth below.

   COMMONWEALTH BANK. The Bank is a Federally chartered stock savings bank which conducts business from its executive offices in Norristown, Pennsylvania and, as of December 31, 1996, 53 full-service offices, including 14 supermarket branch offices, located in southeast Pennsylvania. Prior to February, 1997, the Bank's executive offices were located in Malvern, Pennsylvania. ComNet Mortgage Services ("ComNet"), a division of the Bank, also currently located in Norristown, conducted business at December 31, 1996 through seven loan origination offices located in Pennsylvania, Connecticut, New Jersey, and Rhode Island. ComNet also conducts business through its wholesale network, which includes correspondents in 29 states. During January 1997, Commonwealth Bank, through ComNet, acquired selected assets of Homestead Mortgage Inc., a mortgage company headquartered in Millersville, Maryland. Among the assets acquired by ComNet were five loan origination offices located in Millersville, Bethesda, Whitemarsh, and Woodlawn, Maryland, and Media, Pennsylvania.

   COMMONWEALTH INVESTMENT CORPORATION. At December 31, 1996, $27.0 million, or 4%, of the Company's mortgage-backed securities were held by Commonwealth Investment Corporation, a wholly-owned subsidiary of the Company which was incorporated under the laws of Delaware in 1996.

   CFSL INVESTMENT CORPORATION. At December 31, 1996, $82.9 million, or 11%, of the Company's mortgage-backed securities were held by CFSL Investment Corporation, a wholly-owned subsidiary of the Bank which was incorporated under the laws of Delaware in 1987.

   QME, INC. The activities of QME, Inc. ("QME") consisted of the ownership and development of a 102 lot subdivision located in Bucks County, Pennsylvania, which was acquired by the Bank in connection with the acquisition of another savings association. The property was developed through the construction of single-family units. The development was scheduled to occur in three phases, the first two of which were financed by QME. QME entered into agreements with a builder of the project which covered the sale of the 102 units to be built and three model units built by a prior builder. As of December 31, 1996, all of the units had been sold and closed. The third phase is currently not being developed.

   FIRSTCOR, LTD. The activities of Firstcor, Ltd. ("Firstcor") consist primarily of investing in limited partnerships which have been formed for the purpose of investing in real estate for low income families, elderly housing projects, and/or the preservation or restoration of historically or architecturally significant buildings or structures. At December 31, 1996, Firstcor had four investments in such partnerships which had an aggregate carrying value of $0.8 million. The investments held by these partnerships are all located in southeast Pennsylvania. In addition, Firstcor, through an independent brokerage, makes available investments in annuities and mutual funds to customers of the Company.

COMPETITION

   The Company faces strong competition in attracting deposits and making loans. Its most direct competition for deposits has historically come from other savings associations, credit unions and commercial banks located in eastern Pennsylvania, including many large financial institutions which have greater financial and marketing resources available to them. In addition, the Company faces additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Company to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity, and risk comparable to that offered by competing investment opportunities.

   The Company experiences strong competition for loans principally from other savings associations, commercial banks and mortgage banking companies. The Company competes for loans principally through the interest rates and loan fees it charges, and through the efficiency and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

TAXATION

   FEDERAL. The Company is subject to federal income taxation in the same general manner as other corporations. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company. The Company's federal income tax returns have been audited or closed without audit by the Internal Revenue Service through 1992.

   METHOD OF ACCOUNTING. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

   DISTRIBUTIONS. If the Bank distributes cash or property to its shareholders, and the distribution is treated as being from its accumulated bad debt reserves, the distribution will cause the Company to have additional taxable income. A distribution to shareholders is deemed to have been made from accumulated bad debt reserves to the extent that the distribution is a "non-dividend distribution." A distribution in respect of stock is a non-dividend distribution to the extent that, for federal income tax purposes,
(i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the Company's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

   MINIMUM TAX. The Code imposes an alternative minimum tax at a rate of 20% of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount. Items of tax preference that constitute AMTI include (a) tax exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years beginning after 1989, 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses ("NOLs") can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

   Legislation adopted in August 1996 (i) repealed the provision of the Code which authorizes use of the percentage method by qualifying savings institutions to determine deductions for bad debts, effective for taxable years beginning after 1995, and (ii) required that a savings institution recapture for tax purposes (i.e. take into income) over a six-year period its applicable excess reserves, which for a thrift institution such as the Bank generally is the excess of the balance of its bad debt reserves as of the close of its last taxable year beginning before January 1,1996 over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988, which recapture would be suspended for any tax year that begins after December 31, 1995 and before January 1, 1998 (thus a maximum of two years) in which a savings institution originates an amount of residential loans which is not less than the average of the principal amount of such loans made by a savings institution during its six most recent taxable years beginning before January 1, 1996. These provisions did not have a material adverse effect on the Company's financial condition or operations.

   NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1996, the Company had no net operating loss carryforwards for federal income tax purposes.

   CAPITAL GAINS AND CORPORATE DIVIDENDS-RECEIVED DEDUCTION. The capital gains income tax, which was previously imposed at a rate of 28% of net long-term capital gains, was repealed effective December 31, 1986. From that time until January 1, 1993, corporate net capital gains were taxed at a maximum rate of 34%. The Omnibus Budget Reconciliation Act of 1993 increased the maximum corporate capital gains rate to 35% effective January 1, 1993. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

   STATE. The Company is subject to the Pennsylvania corporate net income tax, which imposes a tax at the rate of 9.99% based on federal taxable income. The Company is also subject to the Pennsylvania capital stock tax based on the deemed value of its capital at the rate of 0.01275%.

   The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, which imposes a tax at the rate of 11.5% of the Bank's net earnings, determined in accordance with GAAP. For fiscal years beginning in 1983, and thereafter, NOLs may be carried forward and allowed as a deduction for three succeeding years. This Act exempts the Bank from all other corporate taxes imposed by Pennsylvania for state tax purposes, and from all local taxes imposed by political subdivisions thereof, except taxes on real estate and real estate transfers. At December 31, 1996, the Company had net loss carryforwards for state tax purposes totaling $10.8 million, which expire beginning in 1997.

                                   REGULATION

   Set forth below is a brief description of those laws and regulations which are deemed material to an understanding of the extent to which the Company and the Bank are regulated. The description of the laws and regulations hereunder does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE COMPANY

   GENERAL. The Company is a registered savings and loan holding company under the Home Owners' Loan Act ("HOLA") and is subject to OTS regulations, examinations, supervision, and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

   ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution;
(ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

   If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust;
(vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

   LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

   In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors, and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1996, the Bank was in compliance with the above restrictions.

   RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

   The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

   FIRREA amended provisions of the Bank Holding Company Act of 1956 to specifically authorize the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings institution. FIRREA also authorized a bank holding company that controls a savings institution to merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

   FEDERAL SECURITIES LAWS. The Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

THE BANK

   GENERAL. The OTS has extensive authority over the operations of Federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all Federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

   The OTS' enforcement authority over all savings institutions was substantially enhanced by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. FIRREA significantly increased the amount of, and grounds for, civil money penalties.

   On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. The FDICIA provides for, among other things, the recapitalization of the BIF; the authorization of the FDIC to make emergency special assessments under certain circumstances against Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") members; the establishment of risk-based deposit insurance premiums; and improved examinations and reporting requirements. The FDICIA also provides for enhanced federal supervision of depository institutions based on, among other things, an institution's capital level. See " Prompt Corrective Action."

   INSURANCE OF ACCOUNTS. The deposits of the Bank are insured to the maximum extent permitted by either the SAIF or the BIF, both of which are administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

   The SAIF and BIF are required by law to attain and maintain a reserve ratio of 1.25% of insured deposits. As a result of the BIF achieving fully funded status, the FDIC promulgated a regulation in November 1995, which reduced deposit premiums paid by BIF-insured banks in the lowest risk category from 27 basis points to zero (subject to an annual minimum of $2,000).

   On September 30, 1996, legislation was enacted into law to recapitalize the SAIF through a one-time special assessment on SAIF-insured deposits as of March 31, 1995. The special assessment amounted to approximately $0.65 for every $100 of assessable deposits. The Bank's assessment amounted to $6.8 million ($4.5 million, net of income tax benefit). As a result of the special assessment, the Bank's deposit insurance premiums decreased from the previous rate of $0.23 per $100 of deposits to approximately $0.08 per $100 of deposits.

   Under current FDIC regulations, institutions are assigned to one of three capital groups based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized." The three groups are defined in the same manner as per the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with deposit insurance rates ranging from 0% for well capitalized, healthy institutions to 0.27% for undercapitalized institutions with substantial supervisory concerns.

   Beginning January 1, 1997, Financing Corporation ("FICO") assessments of 6.5 and 1.3 basis points were added to the regular assessment for the SAIF-assessable and the BIF-assessable base, respectively. The FICO rate is not tied to the FDIC risk classification, referred to above, and was the result of the Deposit Insurance Act of 1996.

   The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. There are no pending proceedings to terminate the deposit insurance of the Bank.

   REGULATORY CAPITAL REQUIREMENTS. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. Pursuant to FIRREA, the OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

   Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits, and is reduced by intangible assets, with a limited exception for purchased mortgage servicing rights and originated mortgage servicing rights. Tangible capital is given the same definition as core capital but does not include qualifying intangible assets. The Bank had $51.2 million of goodwill and other intangible assets at December 31, 1996. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Bank's regulatory capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets.

   In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multi-family residential loans; and
(iv) 100% for all other loans and investments, including consumer loans, commercial loans, and single-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

   At December 31, 1996, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 6.6%, 6.6% and 14.2%, respectively. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Capital Requirements" in Item 7 hereto.

   A savings institution which is not in capital compliance or which is otherwise deemed to require more than normal supervision is subject to restrictions on its ability to grow pursuant to Regulatory Bulletin 3a-1. In addition, a provision of HOLA generally provides that the Director of OTS must restrict the asset growth of savings institutions not in regulatory capital compliance, subject to a limited exception for growth not exceeding interest credited.

   A savings institution which is not in capital compliance is also automatically subject to the following: (i) new directors and senior executive officers and employment contracts for senior executive officers must be approved by the OTS in advance; (ii) the savings institution may not accept or renew any brokered deposits; (iii) the savings institution is subject to higher OTS assessments as a capital-deficient institution; and (iv) the savings institution may not make any capital distributions without prior written approval.

   Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

   In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk is subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution is required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component is calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the economic value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally to be effective as of January 1, 1994, subject however to a three quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994, the Director of the OTS indicated that it would waive the capital deduction for institutions with greater than "normal" interest rate risk until the OTS publishes an appeals process. In August 1995, the OTS issued Thrift Bulletin No. 67 which allows eligible institutions to request adjustment to their interest rate risk component as calculated by the OTS, or to request to use their own models to calculate their interest rate component. The OTS also indicated that it will delay invoking its interest rate risk rule requiring institutions with above normal interest rate risk exposure to adjust their regulatory capital requirement until new procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction. In any event, management of the Bank does not believe that the OTS' adoption of an interest rate risk component to the risk-based capital requirement will adversely affect the Bank's regulatory capital position.

   PROMPT CORRECTIVE ACTION. Under Section 38 of the FDIA, as amended by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more, and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances), and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

   An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency.

   An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guarantee shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guarantee(s), or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in
Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

   Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA (i) restricting payment of capital distributions and management fees, (ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution's assets and (v) requiring prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include requiring the institution to raise additional capital; restricting transactions with affiliates; restricting interest rates paid by the institution on deposits; requiring replacement of senior executive officers and directors; restricting the activities of the institution and its affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

   At December 31, 1996, the Bank was deemed a "well capitalized" institution for purposes of the above regulations and as such was not subject to the above mentioned restrictions.

   SAFETY AND SOUNDNESS. FDICIA requires each federal banking regulatory agency to prescribe, by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe, by regulation or guideline, standards relating to asset quality, earnings and stock valuation as the agency determines to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS, adopted final rules and proposed guidelines concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems, (b) internal audit systems, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the proposed asset quality and earnings standards, the Bank would be required to establish and maintain systems to (i) identify problem assets and prevent deterioration in those assets, and (ii) evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital reserves. Finally, the proposed compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. If a savings institution fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan within 30 days to the OTS specifying the steps it will take to correct the deficiency. In the event that a savings institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the federal banking agency, Section 39 of the FDIA provides that the OTS must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the savings institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the savings institution may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Bank believes that it has been and will continue to be in compliance with each of the standards as they have been adopted by the OTS.

   LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and
savings flows of all savings institutions.   At the present time, the required
minimum liquid asset ratio is 5%. At December 31, 1996, the Company's liquid asset ratio was 16.0%.

   CAPITAL DISTRIBUTIONS. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

   Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the statutory and regulatory standards to be applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval.

   Tier 2 institutions, which are institutions that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions up to 75% of their net income over the most recent four quarter period.

   In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 institution deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 institution as a result of such a determination.

   Tier 3 institutions, which are institutions that do not meet current minimum capital requirements, or that have capital in excess of either their fully phased-in capital requirement or minimum capital requirement but which have been notified by the OTS that it will be treated as a Tier 3 institution because they are in need of more than normal supervision, cannot make any capital distribution without obtaining OTS approval prior to making such distributions.

   At December 31, 1996, the Bank was a Tier 1 institution for purposes of this regulation.

   On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, savings institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized." A savings institution is adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more and does not meet the definition of "well capitalized."
Because the Bank is a subsidiary of the Company, the proposal would require the Bank to provide notice to the OTS of its intent to make a capital distribution. The Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

   LOANS TO ONE BORROWER. FIRREA imposed limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. Under FIRREA, the permissible amount of loans-to-one borrower now follows the national bank standard for all loans made by savings institutions, as compared to the pre-FIRREA rule that applied that standard only to commercial loans made by federally chartered savings institutions. The regulations promulgated pursuant to FIRREA generally do not permit loans-to-one borrower to exceed the greater of $0.5 million, or 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities.

   BRANCHING BY FEDERAL SAVINGS INSTITUTIONS. Effective May 11, 1992, the OTS amended its Policy Statement on Branching by Federal Savings Institutions to permit interstate branching to the full extent permitted by statute (which is essentially unlimited). Prior policy permitted interstate branching for federal savings institutions only to the extent allowed for state-chartered institutions in the states where the institution's home office is located and where the branch is sought. Prior policy also permitted healthy out-of-state federal institutions to branch into another state, regardless of the law in that state, provided the branch office was the result of a purchase of an institution that was in danger of default.

    Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS's domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (i) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (ii) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or (iii) the branch was operated lawfully as a branch under state law prior to the savings institution's conversion to a federal charter.

   Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977 ("CRA"). An unsatisfactory CRA record may be the basis for denial of a branching application.

   QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings institution that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

   Under recent legislation and applicable regulations, any savings institution is a QTL if (i) it qualifies as a domestic building and loan association under
Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution's assets constitute housing-related and other qualifying assets) or (ii) at least 65% of the institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At December 31, 1996, the qualified thrift investments of the Bank were approximately 114% of its portfolio assets.

   FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

   As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1996, the Bank had $11.2 million in FHLB stock, which was in compliance with this requirement.

   The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 1996, dividends paid by the FHLB of Pittsburgh to the Bank amounted to $0.7 million, compared to $0.5 million for the year ended December 31, 1995.

   FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts). As of December 31, 1996, no reserves were required to be maintained on the first $4.4 million of transaction accounts, reserves of 3% were required to be maintained against the next $44.9 million of net transaction accounts (with such dollar amounts subject to adjustment by the Federal Reserve Board), and a reserve of 10% (which is subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

ITEM  2.  PROPERTIES.

OFFICES AND PROPERTIES

   At December 31, 1996, the Bank conducted its business from its executive offices in Valley Forge, Pennsylvania and 53 full-service offices, including 14 supermarket branches, located in southeast Pennsylvania.

   The following table sets forth certain information relating to the Bank's offices at December 31, 1996.

                                                                   Net Book Value of
                                                                       Property &
                                                                       Leasehold
                                                       Lease        Improvements at
                                        Owned or    Expiration        December 31,           Deposits at
             Location(1)                 Leased        Date             1996(2)           December 31, 1996
 ------------------------------        ----------  -------------  -------------------   ---------------------
                                                                                (In Thousands)
 EXECUTIVE OFFICES:
 ------------------

 VALLEY FORGE:                           Owned          --               $8,772                    $28,859
 Post Office Box 2100
 Valley Forge, PA 19482

 TRADITIONAL FULL-SERVICE OFFICES:
 ---------------------------------

 NORRISTOWN:                             Owned          --                200                       30,020
 104 West Main Street
 Norristown, PA 19401

 TRAPPE:                                 Leased        10/10              265                       31,239
 Trappe Shopping Center
 130 West Main Street
 Trappe, PA 19426

 KING OF PRUSSIA:                        Leased        09/03              212                       36,786
 DeKalb Plaza Shopping Center
 338 West DeKalb Pike
 King of Prussia, PA 19406

 PARK RIDGE:                             Leased        01/98               19                       51,959
 Park Ridge Shopping Center
 2701 West Main Street
 Norristown, PA 19403

 SWEDE SQUARE:                           Leased        10/01              113                       70,264
 Swede Square Shopping Center
 2947 Swede Road
 Norristown, PA 19401

                                                                   Net Book Value of
                                                                       Property &
                                                                       Leasehold
                                                       Lease        Improvements at
                                        Owned or    Expiration        December 31,           Deposits at
             Location(1)                 Leased        Date             1996(2)           December 31, 1996
 ------------------------------        ----------  -------------  -------------------   ---------------------
                                                                                (In Thousands)
 AUDUBON:                                Leased        08/98             $114                      $35,228
 Audubon Village Shopping Center
 Audubon, PA 19403

 NEWTOWN SQUARE:                         Owned          --                350                       39,548
 3531 West Chester Pike
 Newtown Square, PA 19073

 FRANKFORD AVENUE:                       Owned          --                389                       59,699
 7149 Frankford Avenue
 Philadelphia, PA 19135

 CASTOR AVENUE:                          Owned           -                160                       53,383
 6537 Castor Avenue
 Philadelphia, PA 19149

 PENNDEL:                                Owned          --                108                       24,088
 U.S. #1 & Durham Road
 Penndel, PA 19047

 WELSH ROAD:                             Owned          --                180                       55,252
 2501 Welsh Road
 Philadelphia, PA 19114

 GLENSIDE:                               Owned          --                348                       59,742
 139 South Easton Road
 Glenside, PA 19038

 WESTTOWN:                               Leased        11/99               23                       34,813
 Marketplace Shopping Center
 1502 West Chester Pike
 West Chester, PA 19382

 KENNETT SQUARE:                         Leased        12/03              219                       22,410
 New Garden Center
 345 Scarlett Road
 Kennett Square, PA 19348

 WEST GROVE:                             Owned          --                 36                       17,636
 106 West Evergreen Street
 West Grove, PA  19390

 WAYNE:                                  Leased        08/01               --                       18,785
 Chester
 brook Village Center
 500 Chesterbrook Boulevard
 Wayne, PA  19087

                                                                   Net Book Value of
                                                                       Property &
                                                                       Leasehold
                                                       Lease        Improvements at
                                        Owned or    Expiration        December 31,           Deposits at
             Location(1)                 Leased        Date             1996(2)           December 31, 1996
 ------------------------------        ----------  -------------  -------------------   ---------------------
                                                                                (In Thousands)
 LANSDALE:                               Leased        06/99              $37                      $46,177
 521 West Main Street
 Lansdale, PA 19446

 HILLCREST:                              Leased        07/97               1                        29,304
 Hillcrest Shopping Center
 638 East Main Street
 Lansdale, PA 19446

 SUMNEY FORGE:                           Leased        08/99               --                       39,025
 Sumney Forge Square
 Lansdale, PA 19446

 SOUDERTON:                              Owned          --                218                       17,516
 705 Route 113
 Souderton, PA 18964

 CONSHOHOCKEN:                           Leased        10/09              291                       76,734
 Plymouth Square Shopping Center
 200 West Ridge Pike, Suite 108
 Conshohocken, PA 19428

 PHOENIXVILLE:                           Leased        03/12              490                       15,485
 Maple Lawn Village Center
 1007 Route 113
 Phoenixville, PA 19460

 ROYERSFORD:                             Leased        01/16              345                        2,133
 Limerick Square
 70 Buckwalter Road, Suite 650
 Royersford, PA 19465

 TACONY:                                 Owned          --                820                       65,343
 6958 Torresdale Avenue
 Philadelphia, PA 19135

 HOLMESBURG:                             Leased        08/00               28                       44,693
 8729 Frankford Avenue
 Philadelphia, PA 19136

 ACADEMY:                                Leased        02/99               1                        34,380
 3292 Red Lion Road
 Philadelphia, PA 19114

 MAYFAIR:                                Owned          --                341                       37,085
 7425 Frankford Avenue
 Philadelphia, PA 19136

                                                                   Net Book Value of
                                                                       Property &
                                                                       Leasehold
                                                       Lease        Improvements at
                                        Owned or    Expiration        December 31,           Deposits at
             Location(1)                 Leased        Date             1996(2)           December 31, 1996
 ------------------------------        ----------  -------------  -------------------   ---------------------
                                                                                (In Thousands)
 5TH & PENN STREETS:                     Owned          --               $1,029                    $51,148
 445 Penn Street
 Reading, PA 19601

 9TH & SPRING STREETS:                   Owned          --                432                       32,451
 956 North Ninth Street
 Reading, PA 19604

 LANCASTER AVENUE:                       Leased        12/99               77                       41,973
 830 Lancaster Avenue
 Reading, PA 19607

 MOHNTON:                                Owned          --                422                       23,134
 14 West Wyomissing Avenue
 Mohnton, PA 19540

 TEMPLE:                                 Owned          --                342                       41,510
 4950 Kutztown Road
 Temple, PA 19560

 RIVERSIDE:                              Owned          --                351                       33,714
 2040 Centre Avenue
 Reading, PA 19605

 HEIDELBERG:                             Leased        06/07               92                       25,438
 4641 Penn Avenue
 Sinking Spring, PA 19608

 KUTZTOWN:                               Owned          --                289                       20,659
 601 East Main Street
 Kutztown, PA 19530

 EXETER:                                 Leased        03/00               75                       37,150
 4215 Perkiomen Avenue
 Reading, PA 19606

 BIRDSBORO:                              Leased        09/01               28                       14,663
 350 West Main Street
 Birdsboro, PA 19508

 LEBANON VALLEY:                         Owned          --                286                       26,463
 2203 West Cumberland Street
 Lebanon, PA 17042

                                                                   Net Book Value of
                                                                       Property &
                                                                       Leasehold
                                                       Lease        Improvements at
                                        Owned or    Expiration        December 31,           Deposits at
             Location(1)                 Leased        Date             1996(2)           December 31, 1996
 ------------------------------        ----------  -------------  -------------------   ---------------------
                                                                                (In Thousands)
 LEBANON:                                Owned          --               $101                       $  457
 152 North Eighth Street
 Lebanon, PA 17046



 SUPERMARKET BRANCHES:
 ---------------------

 GIANT-WHITEHALL:                        Leased        11/99              113                        9,503
 MacArthur Towne Centre
 2540 MacArthur Road, Suite 200
 Whitehall, PA 18052

 REDNER'S COLLEGEVILLE:                  Leased        08/99              157                        5,467
 Redner's Warehouse Market
 Marketplace at Collegeville
 201 Second Avenue, Suite 100
 Collegeville, PA 19426

 GIANT-FAIRLESS HILLS:                   Leased        01/00              112                        7,404
 Fairless Hills Shopping Center
 473 Oxford Road
 Fairless Hills, PA 19030

 GIANT-SINKING SPRING:                   Leased        06/00              127                        9,682
 Spring Towne Center
 2643 Shillington Road
 Sinking Spring, PA 19608

 GIANT-ALDEN:                            Leased        11/01              192                          137
 Providence Village
 543 North Oak Avenue
 Alden, PA 19018

 GIANT-BLUE BELL:                        Leased        06/00              122                        6,287
 The Shoppes at Blue Bell
 1760 DeKalb Pike
 Blue Bell, PA 19422

 GIANT-TREXLERTOWN:                      Leased        02/01              153                        1,696
 Trexler Mall
 6900 Hamilton Boulevard
 Trexlertown, PA 18087

 GIANT-TROOPER:                          Leased        02/01              154                        3,771
 Audubon Square Shopping Center
 2668 Egypt Road
 Norristown, PA 19403

                                                                   Net Book Value of
                                                                       Property &
                                                                       Leasehold
                                                       Lease        Improvements at
                                        Owned or    Expiration        December 31,           Deposits at
             Location(1)                 Leased        Date             1996(2)           December 31, 1996
 ------------------------------        ----------  -------------  -------------------   ---------------------
                                                                                (In Thousands)
 REDNER'S-DOYLESTOWN:                    Leased        08/00             $131                       $4,083
 Doylestown Pointe
 1661 Easton Road
 Warrington, PA 18976

 GUINTA'S THRIFTWAY:                     Leased        02/00              129                        5,785
 Bradford Plaza
 700 Downingtown Pike, Suite 130
 West Chester, PA 19380

 CLEMENS-EXTON:                          Leased        06/00              122                        2,761
 Lionville Shopping Center
 170 Eagleview Boulevard
 Exton, PA 19341

 WEIS-POTTSTOWN:                         Leased        07/00              129                        3,855
 The Pottstown Center
 223 Shoemaker Road
 Pottstown, PA 19464

 THRIFTWAY-PORT RICHMOND                 Leased        08/00              145                        3,595
 Port Richmond Village
 2497 Aramingo Avenue
 Philadelphia, PA 19125

 SHOPRITE-FAR NORTHEAST:                 Leased        09/11              190                        1,078
 Boulevard Plaza
 11000 Roosevelt Boulevard
 Philadelphia, PA 19116

-------------------

(1) The Bank opened a branch office in Southampton, Pennsylvania, which commenced operations in February 1997.
(2)      Does not include furniture, fixtures and equipment.

   The following table sets forth certain information relating to ComNet's offices at December 31, 1996.


                 Location                      Year Opened           Owned or Leased         Lease Expiration Date
 ----------------------------------         -----------------     ---------------------    --------------------------
 WARWICK, RHODE ISLAND:                            1988                   Leased                     06/97
 875 Centerville Road
 Warwick, RI 02886

 HORSHAM, PENNSYLVANIA:                            1988                   Leased                     11/97
 Building # 4, Suite 150
 Horsham Business Center
 300 Welsh Road
 Horsham, PA 19044

 GREAT VALLEY, PENNSYLVANIA:                       1988                    Owned                      --
 70 Valley Stream Parkway
 P.O. Box 2104
 Valley Forge, PA 19482-2104

 MOUNT LAUREL, NEW JERSEY:                         1988                   Leased                     03/99
 533 Fellowship Road
 Mount Laurel, NJ 08054

 STRATFORD, CONNECTICUT:                           1988                   Leased                     03/97
 3241 Main Street, Suite A
 Stratford, CT 06497

 LANCASTER, PENNSYLVANIA:                          1991                   Leased                     08/97
 1681 Crown Avenue
 Lancaster, PA 17601

 ALLENTOWN, PENNSYLVANIA                           1996                   Leased                     03/99
 221 North Cedar Crest Boulevard
 Allentown, PA 18104


-------------------------

ITEM 3.  LEGAL PROCEEDINGS.

   The Company is involved in routine legal proceedings occurring in the ordinary course of business, which in the opinion of management, in the aggregate, will not have a material adverse effect on the consolidated financial condition and results of operations of the Company.

   On October 31, 1996, Commonwealth Bank ("Commonwealth") filed a complaint against CoreStates Financial Corp. in the Court of Common Pleas for Chester County, Pennsylvania for damages related to Commonwealth's acquisition on June 28, 1996 of twelve branch offices from CoreStates, which were divested by CoreStates in connection with the merger of CoreStates Bank and Meridian Bank. The complaint alleges, among other things, that Commonwealth's relationships with its new customers were damaged as a result of negligence and errors committed by CoreStates and its affiliates in connection with the conversion of the former Meridian Bank customers to Commonwealth's banking system and the reissuance of bank cards for use at Commonwealth's automated teller machines. The complaint alleges damages incurred by Commonwealth of approximately $5.2 million from the additional run-off of deposits from former Meridian customers and other losses and expenses as a result of CoreStates negligence and its breach of the branch sale agreement between the parties.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

   (a) A special meeting of stockholders of the Company was held on December 17, 1996 ("Special Meeting").

   (b)   Not applicable.

   (c) There were 17,950,936 shares of Common Stock of the Company eligible to be voted at the Special Meeting and 13,702,741 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Special Meeting and the vote for each proposal were as follows:

   1.    Proposal to adopt the 1996 Stock Option Plan.

         FOR                                AGAINST                              ABSTAIN
         ---                                -------                              -------
     11,804,237                            1,707,942                             190,562


   2.    Proposal to adopt the 1996 Recognition and Retention Plan.

         FOR                                AGAINST                              ABSTAIN
         ---                                -------                              -------
     11,004,382                            2,475,289                             223,069

   The proposals were adopted by the stockholders of the Company.

   (d)   Not applicable.

 .

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Common Stock is traded on the National Association of Securities Dealers Automated Quotation National Market System under the symbol "CMSB." At December 31, 1996, the 17,953,613 shares of common stock were held by 6,671 holders of record, which does not reflect the number of beneficial owners of the common stock.

   The following table sets forth the reported high and low sale prices of a share of the Company's common stock as reported by NASDAQ (the common stock commenced trading on the NASDAQ National Market System on January 24, 1994) and cash dividends paid per share of common stock during the periods indicated.

                                                                                        Dividends Declared
       Quarter Ended                  High(1)                      Low(1)                  Per Share(1)
      ---------------                 -------                     -------                 -------------
 1995

   March 31                             $6.619                     $5.836                       $0.06

   June 30                               7.581                      6.438                        0.06

   September 30                         11.131                      7.341                        0.06

   December 31                          11.974                     10.830                        0.06

 1996

   March 31                             11.673                     10.770                        0.06

   June 30                              11.188                      9.500                        0.06

   September 30                         11.875                      9.750                        0.06

   December 31                          15.125                     11.500                        0.06

--------------------

(1) Adjusted to reflect the June 1996 conversion of 2.0775 shares of Company common stock for each share of Bank common stock.

    The closing price of a share of Company common stock was $15.6875 on March 13, 1997, the most recent day on which trading of the Company common stock occurred preceding the issuance of the 10-K.


ITEM 6.  SELECTED FINANCIAL DATA.

    The information required herein is incorporated by reference from page 13 of the Company's 1996 Annual Report to Stockholders ("1996 Annual Report").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OF OPERATIONS.

    The information required herein is incorporated by reference from pages 14 to 28 of the 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required herein is incorporated by reference from pages 32 to 58 of the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required herein is incorporated by reference from the definitive proxy statement of the Company for the 1997 Annual Meeting of Stockholders to be filed with the Commission ("Definitive Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required herein is incorporated by reference from the Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required herein is incorporated by reference from the Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required herein is incorporated by reference from the Definitive Proxy Statement.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)  DOCUMENTS FILED AS PART OF THIS REPORT.

  (1) The following financial statements are incorporated by reference from
      Item 8 hereof (see Exhibit 13):

   Report of Independent Public Accountants
   Consolidated Balance Sheets as of December 31, 1996 and 1995
   Consolidated Statements of Income for the years ended December 31, 1996,
    1995 and 1994
   Consolidated Statements of Shareholders' Equity for the years ended December
    31, 1996, 1995 and 1994
   Consolidated Statements of Cash Flows for the years ended December 31, 1996,
    1995 and 1994
   Notes to Consolidated Financial Statements

  (2) All schedules for which provision is made in the applicable accounting regulation of the Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.


  (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Index
-------------

                                                                                                           Page
                                                                                                           ----
3.1         Articles of Incorporation of Commonwealth Bancorp, Inc.                                        *
3.2         Bylaws of Commonwealth Bancorp, Inc.                                                           *
4.1         Form of Stock Certificate of Commonwealth Bancorp, Inc.                                        *
10.1        1993 Stock Incentive Plan***                                                                   *
10.2        1993 Directors' Stock Option Plan***                                                           *
10.3        1993 Management Recognition Plan for Officers***                                               *
10.4        1993 Management Recognition Plan for Directors***                                              *
10.5        1996 Stock Option Plan***                                                                      **
10.6        1996 Recognition and Retention Plan***                                                         **
10.7        Employee Stock Ownership Plan and Trust***                                                     *
10.8        Employment Agreement between Commonwealth Bank and                                             *
            Charles H. Meacham***                                                                          E-1

10.9        Form of Employment Agreement between Commonwealth Bank
              and Patrick J. Ward, Charles M. Johnston, William J. Monnich,
              Peter Kehoe and David K. Griest***                                                           E-12
13.0        1996 Annual Report to Stockholders                                                             E-23
22.0        Subsidiaries of the Registrant - Reference is made to
              "Item 1.  Business - Subsidiaries" for the required information

-------------------------------

* Incorporated herein by reference from the Company's Registration Statement on Form S-1 filed with the Commission on December 18, 1995, as amended.

**   Incorporated herein by reference from the Company's definitive proxy statement for its special meeting of stockholders on December 17, 1996 filed with the Commission on November 8, 1996.

***   Management contract or compensatory plan or arrangement.

            (b) REPORTS ON FORM 8-K.

      On December 18, 1996, the Company filed a Current Report on Form 8-K to report under Item 5 that its 1996 Stock Option Plan and its 1996 Recognition and Retention Plan were approved by stockholders and that in order to fund the Recognition Plan the related trust intended to purchase shares of common stock in the open market.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          COMMONWEALTH BANCORP, INC.


                          By:     /s/ Charles H. Meacham
                                  -----------------------
                                  Charles H. Meacham
                                  Chairman of the Board,
                                   Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Charles H. Meacham                                    March 18, 1997
-----------------------
Charles H. Meacham
Chairman of the Board,
 Chief Executive Officer
(principal executive officer)


/s/ Patrick J. Ward                                       March 18, 1997
--------------------
Patrick J. Ward
President, Chief
 Operating Officer


/s/ Charles M. Johnston                                   March 18, 1997
-----------------------
Charles M. Johnston
Senior Vice President, Chief
 Financial Officer
(principal financial and
  accounting officer)

/s/ George C. Beyer, Jr.                                    March 18, 1997
-------------------------
George C. Beyer, Jr.
Director


/s/ Joseph E. Colen, Jr.                                    March 18, 1997
-------------------------
Joseph E. Colen, Jr.
Director


/s/ William B. Haines, Jr.                                  March 18, 1997
---------------------------
William B. Haines, Jr.
Director


/s/ Harry P. Mirabile                                       March 18, 1997
----------------------
Harry P. Mirabile
Director


/s/ Nicholas Sclufer                                        March 18 , 1997
---------------------
Nicholas Sclufer
Director


/s/ Matthew T. Welde                                        March 18, 1997
---------------------
Matthew T. Welde
Director