Form 10-Q
period 1997-03-31
COMMONWEALTH BANCORP INC
filed 1997-05-12
CIK 1005126

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended...........................March 31, 1997

                                      OR


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from............to..................
         Commission File No.....................................0-27942

                          Commonwealth Bancorp, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                   Pennsylvania                                       23-2828883
                   ------------                                       ----------------------
                   (State or other jurisdiction of                    (I.R.S. Employer
                   incorporation or organization)                     Identification Number)

                   Commonwealth Bank Plaza
                   2 West Lafayette Street
                   Norristown, Pennsylvania                           19401-4758
                   ------------------------                           ----------
                   (Address of principal executive offices)           (Zip Code)


             Registrant's telephone number, including area code:
                                (610) 251-1600
                                --------------

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 5, 1997, there were 17,991,901 issued and 17,094,301 outstanding shares of the Registrant's Common Stock.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                              TABLE OF CONTENTS

 Item                                                                                           Page
 No.                                                                                            No.
 ---                                                                                            ---

           PART I - CONSOLIDATED FINANCIAL INFORMATION

 1         Consolidated Financial Statements

           Consolidated Balance Sheets at March 31, 1997 and December 31, 1996                    3

           Consolidated Statements of Income for the Quarter Ended
           March 31, 1997 and 1996                                                                4

           Consolidated Statements of Changes in Shareholders' Equity for the Quarter Ended
           March 31, 1997 and 1996                                                                5

           Consolidated Statements of Cash Flows for the Quarter Ended
           March 31, 1997 and 1996                                                                6

           Notes to Consolidated Financial Statements                                             8

 2         Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                            11


           PART II - OTHER INFORMATION

 1         Legal Proceedings                                                                     23

 3         Default Upon Senior Securities                                                        24

 4         Submission of Matters to a Vote of Security Holders                                   24

 5         Other Information                                                                     24

 6         Exhibits and Reports on Form 8-K                                                      24

                 Commonwealth Bancorp, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                      March 31,      December 31,
                                                                                        1997              1996
                                                                                   ------------      -----------
Assets:                                                                             (Unaudited)
Cash and due from banks                                                                $36,792          $39,268
Interest-bearing deposits                                                                    -           15,111
Short-term investments available for sale                                               31,507            5,723
Mortgage loans held for sale                                                            35,213           17,335
Investment securities
   Securities available for sale (cost of $70,069
     and $53,815, respectively), at market value                                        69,905           53,935
Mortgage-backed securities
   Securities held to maturity (market value of $227,802
     and $239,447, respectively), at cost                                              227,893          237,743
   Securities available for sale (cost of $603,677
     and $511,833, respectively), at market value                                      600,888          514,964
Loans receivable, net                                                                1,116,269        1,113,114
Accrued interest receivable, net                                                        13,159           13,339
FHLB stock, at cost                                                                     14,175           11,159
Premises and equipment, net                                                             15,715           25,369
Intangible assets                                                                       49,656           51,220
Mortgage servicing rights                                                                7,770            7,677
Other assets, including net deferred taxes of $3,300 and
   $1,144, respectively                                                                 17,066           14,004
                                                                                   ------------      -----------
           Total assets                                                             $2,236,008       $2,119,961
                                                                                   ============      ===========

Liabilities:
  Deposits                                                                          $1,497,607       $1,491,450
  Notes payable and other borrowings
     Secured notes due to Federal Home Loan Bank of Pittsburgh                         214,000          175,000
     Securities sold under agreements to repurchase                                    250,467          176,674
  Advances from borrowers for taxes and insurance                                       27,267           23,883
  Accrued interest payable, accrued expenses and other liabilities                      32,737           21,030
                                                                                   ------------      -----------
           Total liabilities                                                         2,022,078        1,888,037
                                                                                   ------------      -----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.10 par value; 5,000,000 shares
     authorized; none issued                                                              -                -
  Common stock, $0.10 par value; 30,000,000 shares authorized
      18,008,425 shares issued and 17,110,825 outstanding at March 31, 1997
      17,953,613 shares issued and outstanding at December 31, 1996                      1,801            1,795
  Additional paid-in capital                                                           133,097          132,931
  Retained earnings                                                                    109,169          105,577
  Unearned stock benefit plan compensation                                             (14,451)         (10,510)
  Unrealized (loss) gain on marketable securities, net                                  (1,919)           2,131
  Treasury stock, at cost; 897,600 shares at March 31, 1997                            (13,767)            -
                                                                                   ------------      -----------
           Total shareholders' equity                                                  213,930          231,924
                                                                                   ------------      -----------
Total liabilities and shareholders' equity                                          $2,236,008       $2,119,961
                                                                                   ============      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                 Commonwealth Bancorp, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except share amounts)


                                                                                                       For the Quarter
                                                                                                       Ended March 31,
                                                                                                   1997            1996
                                                                                               ------------     -----------
                                                                                                       (Unaudited)
Interest income:
  Interest on loans                                                                                $22,055         $16,380
  Interest and dividends on deposits and money
     market investments                                                                                565             601
  Interest on investment securities                                                                  1,014             722
  Interest on mortgage-backed securities                                                            13,821           8,970
                                                                                               ------------     -----------

                  Total interest income                                                             37,455          26,673

Interest expense:
  Interest on deposits                                                                              13,915          10,540
  Interest on notes payable and other borrowings                                                     5,692           3,750
                                                                                               ------------     -----------

                  Total interest expense                                                            19,607          14,290
                                                                                               ------------     -----------

                  Net interest income                                                               17,848          12,383

Provision for loan losses                                                                              300               0
                                                                                               ------------     -----------

                  Net interest income after provision for loan losses                               17,548          12,383

Noninterest income:
  Deposit fees and related income                                                                    1,534           1,072
  Servicing fees                                                                                     1,202           1,166
  Net gain on sales of mortgage loans                                                                  719             872

  Net loss on sales of foreclosed real estate                                                          (69)            (55)
  Other                                                                                              1,982             350
                                                                                               ------------     -----------

                  Total noninterest income                                                           5,368           3,405
                                                                                               ------------     -----------

Noninterest expense:
  Compensation and employee benefits                                                                 7,938           5,722
  Occupancy and office operations                                                                    2,427           1,947
  FDIC premium                                                                                         (31)            613
  Advertising and promotion                                                                            418             317
  Amortization of intangible assets                                                                  1,578             573
  Other                                                                                              3,397           2,526
                                                                                               ------------     -----------

                  Total noninterest expense                                                         15,727          11,698
                                                                                               ------------     -----------

                  Income before income taxes                                                         7,189           4,090

Income tax provision                                                                                 2,519           1,452
                                                                                               ------------     -----------

Net income                                                                                          $4,670          $2,638
                                                                                               ============     ===========

Weighted-average number of shares outstanding                                                   16,556,570       7,996,103
                                                                                               ============     ===========

Earnings per share                                                                                   $0.28           $0.33
                                                                                               ============     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                 Commonwealth Bancorp, Inc. and Subsidiaries
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (in thousands)
                                 (Unaudited)



                                                                                       Unearned         Unrealized
                                             Common             Additional               Stock          Gain/(Loss)
                                             Shares     Common    Paid-In   Retained  Benefit Plan     On Marketable  Treasury
                                           Outstanding  Stock     Capital   Earnings  Compensation    Securities, net  Stock
---------------------------------------------------------------------------------------------------------------------------------
Fiscal 1996
-----------
Balance at December 31, 1995                    8,629      $863    $36,686   $99,165       ($2,337)           $2,659       -

  Net income                                                                   2,638
  Dividends                                                                     (468)
  Release of ESOP shares  (a)                                          133                     131
  Amortization of unearned compensation                                                         75
  Exercise of stock options                        13         1        131
  Decrease in unrealized gain on
    marketable securities, net of tax                                                                         (1,994)

                                              ----------------------------------------------------------------------------------
Balance at March 31, 1996                       8,642      $864    $36,950  $101,335       ($2,131)             $665       -
                                              ==================================================================================

Fiscal 1997
-----------
Balance at December 31, 1996  (b)              17,954    $1,795   $132,931  $105,577      ($10,510)(c)        $2,131       -

  Net income                                                                   4,670
  Dividends                                                                   (1,078)
  Release of ESOP shares  (d)                                          170                     230
  Amortization of unearned compensation                                                        324
  Exercise of stock options                        81         8        375
  Cash in lieu of fractional shares                (2)                 (21)
  Stock retired                                   (24)       (2)      (358)
  Decrease in unrealized gain on marketable
    securities, net of tax                                                                                    (4,050)
  Common stock acquired by stock benefit plans                                              (4,495)
  Purchase of Treasury stock                     (898)                                                                   (13,767)

                                              ----------------------------------------------------------------------------------
Balance at March 31, 1997                      17,111    $1,801   $133,097  $109,169      ($14,451)          ($1,919)   ($13,767)
                                              ==================================================================================

                                                  Total
----------------------------------------------------------
Fiscal 1996
-----------
Balance at December 31, 1995                     $137,036

  Net income                                        2,638
  Dividends                                          (468)
  Release of ESOP shares  (a)                         264
  Amortization of unearned compensation                75
  Exercise of stock options                           132
  Decrease in unrealized gain on marketable
    securities, net of tax                         (1,994)

                                               -----------
Balance at March 31, 1996                        $137,683
                                               ===========

Fiscal 1997
-----------
Balance at December 31, 1996  (b)                $231,924

  Net income                                        4,670
  Dividends                                        (1,078)
  Release of ESOP shares  (d)                         400
  Amortization of unearned compensation               324
  Exercise of stock options                           383
  Cash in lieu of fractional shares                   (21)
  Stock retired                                      (360)
  Decrease in unrealized gain on marketable
    securities, net of tax                         (4,050)
  Common stock acquired by stock benefit plans     (4,495)
  Purchase of Treasury stock                      (13,767)

                                               -----------
Balance at March 31, 1997                        $213,930
                                               ===========

----------------------------

(a) Pre-conversion shares totaling 11,344 were released during the quarter ended March 31, 1996.

(b) Includes 3,889,598 shares of Commonwealth Bank outstanding at June 14, 1996, converted into 8,080,538 shares of Commonwealth Bancorp, Inc. based on the 2.0775 exchange ratio; 9,872,155 shares of Commonwealth Bancorp, Inc. sold in the subscription and community offering; and the cancellation of 4,752,000 shares of Commonwealth Bank previously held by Commonwealth Mutual Holding Company.

(c)  Of the 9,872,155 conversion shares, 8% were purchased by the ESOP.

(d) Post-conversion shares totaling 26,234 were released during the quarter ended March 31, 1997.


The accompanying notes are an integral part of the consolidated financial statements.

                 Commonwealth Bancorp, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                                                                     For the Quarter
                                                                                                     Ended March 31,
                                                                                                 1997              1996
                                                                                            --------------    -------------
                                                                                                      (Unaudited)
Operating activities:
   Net income                                                                                     $4,670            $2,638
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities-
      Proceeds from loans sold to others                                                          50,296            68,571
      Loans originated for sale                                                                  (55,254)          (51,318)
      Purchases of loans held for sale                                                           (12,145)          (33,486)
      Principal collection on mortgage loans held for sale                                            75               364
      Net gain on sales of mortgage loans                                                         (1,246)             (872)
      Increase in net deferred loan fees                                                             113               122
      Provision for loan losses and foreclosed real estate                                           320               100
      Net (gain) loss on sales of assets                                                          (1,523)               47
      Depreciation and amortization                                                                  763               665
      Net amortization of other assets and liabilities                                             2,499             1,323
      Interest reinvested on repurchase agreements                                                (1,988)             (791)
      Changes in assets and liabilities-
        Decrease (increase) in-
          Accrued interest receivable, net                                                           180              (912)
          Deferred income taxes                                                                        0              (282)
          Other assets                                                                            (1,515)           (3,565)
        Increase in-
          Advances from borrowers for taxes and insurance                                          3,384             2,170
          Accrued interest payable, accrued expenses and other liabilities                        11,642             6,704
                                                                                            -------------     -------------
            Net cash provided by (used in) operating activities                                     $271           ($8,522)
                                                                                            -------------     -------------

                                                                     (continued)

The accompanying notes are an integral part of the consolidated financial statements.

                 Commonwealth Bancorp, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                                                                  For the Quarter
                                                                                                   Ended March 31,
                                                                                              1997               1996
                                                                                         ----------------  ----------------
                                                                                                    (Unaudited)
Investing activities:
   Proceeds from maturities of investment securities                                                  $0            $3,249
   Purchases of investment securities                                                            (16,194)                0
   Purchases of mortgage-backed securities                                                      (112,158)         (124,906)
   Principal collected on mortgage-backed securities                                              30,163            28,393
   Principal collected on loans                                                                   52,962            38,654
   Loans originated                                                                              (56,438)          (27,115)
   Loans purchased                                                                                     0           (54,902)
   Sales of real estate acquired through foreclosure                                                 528               311
   Purchase of FHLB Stock                                                                         (3,016)           (2,247)
   Purchases of premises and equipment                                                              (718)             (784)
   Proceeds from sales of assets                                                                  11,132                 9
                                                                                         ----------------  ----------------
         Net cash used in investing activities                                                   (93,739)         (139,338)
                                                                                         ----------------  ----------------

Financing activities:
   Net increase in deposits                                                                        6,157           118,771
   Proceeds from notes payable and other borrowings                                              213,315           171,719
   Repayment of notes payable and other borrowings                                               (98,534)          (97,230)
   Net (purchase) issuance of common stock                                                       (18,260)              132
   Cash dividends paid                                                                            (1,013)             (468)
                                                                                         ----------------  ----------------
         Net cash provided by financing activities                                               101,665           192,924
                                                                                         ----------------  ----------------
         Net increase in cash and cash equivalents                                                 8,197            45,064
Cash and cash equivalents at beginning of period                                                  60,102            50,177
                                                                                         ----------------  ----------------
Cash and cash equivalents at end of period                                                       $68,299           $95,241
                                                                                         ================  ================

Supplemental disclosures of cash flow information:
   Cash paid during the quarter for-
       Interest                                                                                  $13,608           $10,051
                                                                                         ================  ================
       Income taxes                                                                                  $23              $679
                                                                                         ================  ================


The accompanying notes are an integral part of the consolidated financial statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Basis of Presentation

       In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Commonwealth Bancorp, Inc.'s ("Commonwealth" or the "Company") financial condition as of March 31, 1997, and the results of operations, changes in shareholders' equity, and cash flows for the periods presented. The financial data for periods prior to June 14, 1996 is for Commonwealth Bank ("Bank").

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain items in the 1996 financial statements have been reclassified in order to conform with the 1997 financial statement presentation.

       The Company is a Pennsylvania corporation which is the holding company for the Bank. On June 14, 1996, the Company completed an offering of common stock in connection with the Conversion and Reorganization of Commonwealth Mutual Holding Company, the former parent company of the Bank, from the mutual holding company form of ownership to the stock holding company form ("the Conversion and Reorganization"). Headquartered in Norristown, PA, Commonwealth Bank has offices located in Berks, Bucks, Chester, Delaware, Lebanon, Lehigh, Montgomery, and Philadelphia Counties. ComNet Mortgage Services ("ComNet'), a division of the Bank, has offices in Pennsylvania, Connecticut, Maryland, New Jersey, and Rhode Island.

2.     Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of Commonwealth; Commonwealth Bank; Commonwealth Investment Corporation of Delaware, Inc.; CFSL Investment Corporation; QME, Inc.; and Firstcor, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.     Shareholders' Equity

       On March 18, 1997, the Board of Directors declared a $0.07 per share cash dividend for the three months ended March 31, 1997, which was made payable to shareholders of record at the close of business on March 28, 1997. This dividend was paid on April 11, 1997. During the first quarter of 1997, the Company purchased 0.9 million shares of treasury stock, at share prices between $15 and $16, for an aggregate purchase of $13.8 million.

4.     New Accounting Pronouncements

       Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in 1996 and is effective for 1997. SFAS No. 125 establishes standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 127 was also issued in 1996, and amended SFAS No. 125 by deferring for one year the effective date for certain provisions of SFAS No. 125. The Company adopted SFAS No. 125, as amended, on January 1, 1997, with no material impact to the financial statements. In addition, the Company intends to adopt SFAS No. 127 on January 1, 1998, and does not anticipate the impact on the financial statements to be material.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       In February 1997, SFAS No. 128, "Earnings per share," was issued. This statement specified the computation, presentation, and disclosure requirements for earnings per share ("EPS"). The main objectives of the statement were to simplify the EPS calculation and to make EPS comparable on an international basis. Effective in the 1997 Annual Report, primary and fully diluted EPS will be replaced by basis and diluted EPS. Prior period results will be restated. The most significant difference is that basis EPS no longer assumes potentially dilutive securities in the computation. Calculating EPS under the new method has no impact on 1996 or first quarter 1997 EPS figures.

       In 1997, Commonwealth will also adopt SFAS No. 129, "Disclosures of Information about Capital Structure." This statement was issued in conjunction with the earnings per share statement discussed above and is intended to centralize capital structure disclosure requirements and to expand the number of companies subject to the requirements. Since we were in compliance with the existing capital structure disclosure requirements, we do not expect to materially change our disclosure under the new standard.

5.     Other Information

       The deposits of the Bank are insured by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF"), both of which are administered by the Federal Deposit Insurance Corporation ("FDIC"). The SAIF and BIF are required by law to attain and maintain a reserve ratio of 1.25% of insured deposits. As a result of the BIF achieving a fully funded status, the FDIC promulgated a regulation in November 1995, which reduced deposit premiums paid by BIF-insured banks in the lowest risk category from 27 basis points to zero (subject to an annual minimum of $2,000).

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

       The Company is a Pennsylvania corporation which is the holding company for the Bank. On June 14, 1996, the Company completed an offering of common stock in connection with the second step Conversion and Reorganization of Commonwealth Mutual Holding Company, the former parent company of the Bank, from the mutual holding company form of ownership to the stock holding company form. In the offering, 9.9 million shares of common stock of the Company were sold in a subscription and community offering at $10.00 per share. In addition,
8.1 million shares of common stock of the Company were issued in exchange for shares of stock of the Bank previously held by public stockholders at an exchange ratio of 2.0775 shares for each share of Bank common stock, resulting in 18.0 million shares of common stock of the Company outstanding at the completion of the Conversion and Reorganization and stock offering.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Earnings Per Share

       Earnings for the quarter ended March 31, 1997 were $0.28 per share, compared to $0.33 per share for the quarter ended March 31, 1996. The decrease in earnings per share was primarily attributable to an increase in the number of common shares outstanding after the completion of the Company's Conversion and Reorganization and stock offering in June 1996. As part of that transaction, former holders of Commonwealth Bank common stock exchanged each of their shares for 2.0775 shares of Commonwealth Bancorp, Inc. common stock.

       Earnings per share were computed by dividing net income for the quarter ended March 31, 1997 and 1996 by the weighted average number of shares of common stock outstanding during the quarter, adjusted for Employee Stock Ownership Plan ("ESOP") shares that have not been committed to be released, and the effects of shares held by the Recognition Plans. Stock options are considered common stock equivalents and are included in the computation of the number of outstanding shares using the treasury stock method, unless such options are antidilutive. Such average shares outstanding were 16,556,570 and 7,996,103 for the quarter ended March 31, 1997 and 1996, respectively. Common shares outstanding exclude treasury shares.

7.     Acquisitions

       On June 28, 1996, the Company completed the acquisition of twelve former branch offices of Meridian Bank located in Berks County (ten offices) and Lebanon County (two offices), Pennsylvania from CoreStates Bank, (the "Berks Acquisition"). In connection with this transaction, the Company assumed approximately $379.7 million of deposits and acquired approximately $122.4 million of single-family residential, commercial, and consumer loans. In addition, Commonwealth received approximately $3.1 million of real property and approximately $215.8 million of cash, net of a deposit premium of approximately $38.4 million. The Company assigned $14.7 million of the cost of the acquisition to the value of the core deposit intangible asset. The excess of the cost over the identifiable assets acquired, less liabilities assumed of $23.7 million, was recorded as goodwill.

       On January 31, 1997, Commonwealth Bank, through ComNet, acquired five mortgage production offices of Homestead Mortgage, Inc. ("Homestead") located in Maryland and Pennsylvania. In 1996, these offices originated approximately $160.0 million of mortgages in Virginia, Maryland, Delaware, Pennsylvania, and the District of Columbia. Under the terms of the transaction, the group will continue to operate under the Homestead Mortgage name in Maryland, Virginia, and the District of Columbia. During the first quarter of 1997, subsequent to the acquisition, the Homestead offices originated loans totaling $26.5 million.

8.     Sale of Headquarters Building

       On February 18, 1997, the Company completed the sale of its headquarters building, resulting in an after-tax gain of $1.0 million. The Bank has relocated its headquarters from Malvern, Pennsylvania to Norristown, Pennsylvania, which is the county seat of Montgomery County. The move is anticipated to result in annual cost savings to the Company and provide increased business opportunities by centering its operations in the county seat of an economically strong and diverse county.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL. The Company is a Pennsylvania corporation which is the holding company for the Bank. Commonwealth Bank is a Federally chartered stock savings bank, regulated by the Office of Thrift Supervision ("OTS"). The Bank conducts business from its executive offices in Norristown, Pennsylvania and, as of March 31, 1997, 54 full-service offices located in southeast Pennsylvania. ComNet Mortgage Services, a division of the Bank, also located in Norristown, conducts business through loan origination offices located in Pennsylvania, Connecticut, Maryland, New Jersey, and Rhode Island. ComNet also conducts business through its wholesale network, which includes correspondents in 29 states.

         On June 14, 1996, the Company completed an offering of common stock in connection with the second step Conversion and Reorganization of Commonwealth Mutual Holding Company, the former parent company of the Bank, from the mutual holding company form of ownership to the stock holding company form. In the offering, 9.9 million shares of common stock of the Company were sold in a subscription and community offering at $10.00 per share. In addition, 8.1 million shares of common stock of the Company were issued in exchange for shares of stock of the Bank previously held by public stockholders at an exchange ratio of 2.0775 shares for each share of Bank common stock, resulting in 18.0 million shares of common stock of the Company outstanding at the completion of the Conversion and Reorganization and stock offering.

         On June 28, 1996, the Company completed the acquisition of twelve former branch offices of Meridian Bank located in Berks County (ten offices) and Lebanon County (two offices), Pennsylvania from CoreStates Bank (the "Berks Acquisition"). In connection with this transaction, the Company assumed approximately $379.7 million of deposits and acquired approximately $122.4 million of single-family residential, commercial, and consumer loans. In addition, Commonwealth received approximately $3.1 million of real property and approximately $215.8 million of cash, net of a deposit premium of approximately $38.4 million. The Company assigned $14.7 million of the cost of the acquisition to the value of the core deposit intangible asset. The excess of the cost over the identifiable assets acquired, less liabilities assumed of $23.7 million, was recorded as goodwill.

         The deposits of the Bank are insured by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF"), both of which are administered by the Federal Deposit Insurance Corporation ("FDIC"). The SAIF and BIF are required by law to attain and maintain a reserve ratio of 1.25% of insured deposits. As a result of the BIF achieving a fully funded status, the FDIC promulgated a regulation in November 1995, which reduced deposit premiums paid by BIF-insured banks in the lowest risk category from 27 basis points to zero (subject to an annual minimum of $2,000).

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

         On January 31, 1997, Commonwealth Bank, through ComNet, acquired five mortgage production offices of Homestead Mortgage, Inc. located in Maryland and Pennsylvania. Also during the first quarter of 1997, Commonwealth completed the sale of its previous headquarters building in Malvern, Pennsylvania and relocated to lower-cost facilities in Norristown, Pennsylvania.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

FINANCIAL CONDITION

         GENERAL. Total assets increased by $116.0 million, or 5%, from $2.1 billion at December 31, 1996, to $2.2 billion at March 31, 1997. The major component of this increase was related to an increase in mortgage-backed securities. Increases in short-term investments available for sale, mortgage loans held for sale, investment securities, and loans receivable also contributed to the increase in total assets during the quarter, offset, in part, by a decrease in premises and equipment. Total liabilities increased by $134.0 million, or 7%, from $1.9 billion at December 31, 1996, to $2.0 billion at March 31, 1997. This increase was primarily comprised of increases in securities sold under agreements to repurchase, and secured notes due to the Federal Home Loan Bank of Pittsburgh ("FHLB"). Shareholders' equity as of March 31, 1997, equaled $213.9 million, compared to $231.9 million at December 31, 1996. This $18.0 million, or 8%, decrease was primarily the result of the $13.8 million purchase of 0.9 million shares of treasury stock, and to the $4.5 million purchase of 0.3 million shares of common stock for the benefit plans.

         CASH, INTEREST-BEARING DEPOSITS, AND SHORT-TERM INVESTMENTS. ("CASH AND CASH EQUIVALENTS") Cash and cash equivalents increased by $8.2 million, or 14.0%, from $60.1 million at December 31, 1996, to $68.3 million at March 31, 1997. The increase was primarily related to the proceeds received from the sale of the Company's previous headquarters building.

         MORTGAGE LOANS HELD FOR SALE. Mortgage loans held for sale increased by $17.9 million, or 103%, from $17.3 million at December 31, 1996, to $35.2 million at March 31, 1997. The increase was attributable to an increase in loans originated during March 1997, primarily as a result of loans closed by the Homestead production offices.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


         INVESTMENT SECURITIES. Investment securities increased by $16.0 million, or 30%, from $53.9 million at December 31, 1996, to $69.9 million at March 31, 1997. The increase was primarily the result of purchases of U.S. Treasury and U.S. Government agency securities and other equity securities, which further diversify the Company's earning assets. Investments in debt and equity securities at March 31, 1997 and December 31, 1996, were as follows:

                                                               March 31, 1997
                                      -----------------------------------------------------------------

                                        Amortized         Unrealized         Unrealized        Market
                                          Cost              Gains              Losses           Value
                                      -----------------------------------------------------------------
                                                                  (In Thousands)
 Available for sale:
   U.S. Treasury and U.S.
    Government agency securities           $ 57,965             $   24               $ 191     $ 57,798
   Mortgage Security Mutual Fund              2,251                  -                  34        2,217
   Equity Servicing Partnership               4,097                  -                   -        4,097
   Other Equity Investments                   5,756                 87                  50        5,793
                                      -----------------------------------------------------------------

                    Total                  $ 70,069             $  111               $ 275     $ 69,905
                                      ==================================================================
                                                              December 31, 1996
                                      -----------------------------------------------------------------

                                       Amortized          Unrealized         Unrealized        Market
                                         Cost               Gains              Losses          Value
                                      -----------------------------------------------------------------
                                                                 (In Thousands)

 Available for sale:
   U.S. Treasury and U.S.
     Government agency securities          $ 47,963             $  126               $   -     $ 48,089
   Mortgage Security Mutual Fund              2,215                  -                   6        2,209
   Equity Servicing Partnership               2,880                  -                   -        2,880
   Other Equity Investments                     757                  -                   -          757
                                      -----------------------------------------------------------------

                    Total                  $ 53,815             $  126               $   6     $ 53,935
                                      ==================================================================


   Investment securities classified as held to maturity are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security pursuant to the level-yield method. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity. There were no investment securities classified as held to maturity at March 31, 1997 and December 31, 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

   MORTGAGE-BACKED SECURITIES. Mortgage-backed securities increased by $76.1 million, or 10%, from $752.7 million at December 31, 1996, to $828.8 million at March 31, 1997. The increase was attributable to an $82.0 million net increase in the balance of mortgage-backed securities and a $5.9 million decrease in the unrealized gain on available for sale mortgage-backed securities. The increase in mortgage-backed securities during the first three months of 1997 was related to a strategy to enhance the Company's net interest income through the purchase of mortgage-backed securities funded through FHLB advances and repurchase agreements.

   Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees related to the securities, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company. At March 31, 1997 and December 31, 1996, $560.1 million, or 68%, and $511.8 million, or 68%, respectively, of the Company's mortgage-backed securities were insured or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Federal National Mortgage Association ("FNMA"). As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally-insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the GNMA, FHLMC, or the FNMA, and serve to further diversity the Company's mortgage-backed securities portfolio. At March 31, 1997 and December 31, 1996, $268.7 million, or 32%, and $240.9 million, or
32%, respectively, of the Company's mortgage-backed securities were private mortgage-backed securities. The following table sets forth the Company's mortgage-backed securities portfolio at the dates indicated.

                                                              March 31, 1997
                                      -----------------------------------------------------------------

                                       Amortized         Unrealized       Unrealized        Market
                                         Cost              Gains            Losses           Value
                                      -----------------------------------------------------------------
                                                               (In Thousands)
 Held to maturity:

   GNMA                                  $ 86,397              $1,606          $  343         $ 87,660

   FHLMC                                   50,745                 449             188           51,006

   FNMA                                    84,580                 324           1,939           82,965

   Private                                  6,171                   -               -            6,171

                                      -----------------------------------------------------------------

                Total                    $227,893              $2,379          $2,470         $227,802
                                      =================================================================


 Available for sale:

   GNMA                                  $ 19,265              $1,553          $  294         $ 20,524

   FHLMC                                  123,371               2,165             668          124,868

   CMO and REMIC                          378,708                  35           5,074          373,669

   FNMA                                    82,333                 225             731           81,827

                                      -----------------------------------------------------------------

             Total                       $603,677              $3,978          $6,767         $600,888
                                      =================================================================

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

                                                              December 31, 1996
                                      -----------------------------------------------------------------

                                       Amortized         Unrealized       Unrealized        Market
                                         Cost              Gains            Losses           Value
                                      -----------------------------------------------------------------
                                                                (In Thousands)
 Held to maturity:

   GNMA                                   $  89,715           $ 1,900          $  254        $  91,361

   FHLMC                                     54,162               514              34           54,642

   FNMA                                      87,484               392             814           87,062

   Private                                    6,221                 -               -            6,221

   Other                                        161                 -               -              161
                                      -----------------------------------------------------------------

                Total                     $ 237,743           $ 2,806          $1,102        $ 239,447
                                      =================================================================

 Available for sale:

   GNMA                                   $  20,343           $ 1,656          $  312        $  21,687

   FHLMC                                    116,884             3,038             217          119,705

   CMO and REMIC                            289,718               858           2,244          288,332

   FNMA                                      84,888               732             380           85,240
                                      -----------------------------------------------------------------

              Total                       $ 511,833           $ 6,284          $3,153        $ 514,964
                                      =================================================================

   Mortgage-backed securities classified as held to maturity are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security pursuant to the level-yield method. Mortgage-backed securities classified as available for sale are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

   LOANS RECEIVABLE, NET. Loans receivable, net, increased by $3.2 million during the first three months of 1997 to $1.1 billion at March 31, 1997. The following table depicts the composition of the Company's loan portfolio at the dates indicated.

                                                March 31,                      December 31,
                                                   1997                           1996
                                         ---------------------               ------------------
                                                       % of                               % of
                                         Amount        Total                 Amount       Total
                                         ------       --------               ------   ---------
                                                      (Dollars in Thousands)
 Mortgage loans - Residential (1)    $  851,055         75.60%           $  857,053      76.37%
 Consumer loans:
   Equity lines of credit                47,473          4.22                49,136       4.38
   Second mortgage                       79,085          7.02                77,304       6.89
   Other                                 43,494          3.86                42,867       3.82
                                     ----------     ---------            ----------   --------
     Total consumer loans               170,052         15.10               169,307      15.09
 Commercial loans:
   SBA variable rate loans (2)           24,554          2.18                 25,104      2.24
   Commercial real estate                42,085          3.74                 35,452      3.15
   Business loans                        38,027          3.38                 35,380      3.15
                                     ----------     ---------            -----------  --------
     Total commercial loans             104,666          9.30                 95,936      8.54
                                     ----------     ---------            -----------  --------
     Total loans receivable           1,125,773        100.00%             1,122,296    100.00%
                                     ----------     =========            -----------  =========
 Less:
   Premium on loans purchased            (3,326)                             (3,655)
   Allowance for loan losses             10,044                               9,971
   Deferred loan fees                     2,786                               2,866
                                     ----------                          ----------
 Loans receivable, net               $1,116,269                          $1,113,114
                                     ==========                          ==========

---------------------------------

(1) At March 31, 1997 and December 31, 1996, $528.7 million, or 62%, and $533.9 million, or 62%, respectively, of the Company's residential mortgage loans had adjustable interest rates.

(2) Consists entirely of loans (or securities backed by loans) which are guaranteed by the SBA, with the majority adjusting monthly or quarterly. All such loans or securities were purchased by the Company.

     Loans originated and purchased by ComNet totaled $98.2 million for the quarter ended March 31, 1997, compared to $129.0 million for the quarter ended March 31, 1996. The $30.8 million decrease in ComNet's production was primarily attributable to a decrease in originations generated through ComNet's Wholesale Lending Department. This Department originates loans through a network of correspondent brokers in 29 states. All loans are underwritten using the same criteria as those used for retail originations. Registered applications and closed loans relating to ComNet's wholesale network totaled $83.8 million and $30.4 million, respectively, during the quarter ended March 31, 1997, compared to $134.7 million and $71.6 million, respectively, for the quarter ended March 31, 1996.

     ComNet's strategy has been to focus on retail originations in those markets where the Company's local presence gives it a competitive advantage. Registered applications and closed loans relating to ComNet's retail network totaled $126.8 million and $67.8 million, respectively, during the quarter ended March 31, 1997, compared to $94.4 million and $57.4 million, respectively, for the quarter ended March 31, 1996.

     As of March 31, 1997, commercial loans (other than loans guaranteed by the Small Business Administration ("SBA")) totaled $80.1 million, or 7%, of the Company's total loan portfolio, as compared to $70.8 million, or 6%, at December 31, 1996. At March 31, 1997, commercial loans (other than SBA loans) were comprised of $42.1 million of commercial real estate loans and $38.0 million of business loans. At December 31, 1996, commercial loans (other than SBA

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

loans) were comprised of $35.5 million of commercial real estate loans and $35.4 million of business loans. Commercial loans are generally considered to have a greater risk than residential mortgage loans because the risk of borrower default is greater, and the collateral is more likely to decline in value and may be more difficult to liquidate than single-family residences.

      NON-PERFORMING ASSETS. The Company's non-performing assets, which primarily consist of non-accrual loans and real estate acquired through foreclosure, increased by $0.3 million, or 3%, from $9.1 million at December 31, 1996, to $9.4 million at March 31, 1997. At March 31, 1997, the Company's $9.4 million of non-performing assets amounted to 0.42% of total assets. At December 31, 1996, the Company's $9.1 million of non-performing assets amounted to 0.43% of total assets. The following table sets forth information relating to the Company's non-performing assets at the dates indicated.

                                                March 31, 1997       December 31, 1996
                                                --------------       -----------------

                                                        (Dollars in Thousands)
 Mortgage loans - Residential                        $4,943                $5,240
 Consumer loans                                       1,516                 1,335
 Commercial loans (1)                                 1,799                 1,399
                                                      -----                 -----
   Total non-performing loans                         8,258                 8,058
 Real estate owned, net                               1,187                 1,090
                                                      -----                 -----
   Total non-performing assets (1)                   $9,445                $9,148
                                                      =====                 =====
 Non-performing loans to total loans held
   for investment (1)                                 0.73%                 0.72%
                                                      ====                  ====
 Total non-performing assets to total assets (1)      0.42%                 0.43%
                                                      ====                  ====


---------------------------

(1) Does not include non-performing commercial loans which are fully guaranteed as to principal and interest by the SBA, which amounted to $1.1 million at both March 31, 1997 and December 31, 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


      ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $10.0 million at March 31, 1997 and December 31, 1996. It is management's policy to maintain an allowance for estimated losses on loans based upon an assessment of prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectability of the loan portfolio. At March 31, 1997, the Company's allowance for loan losses amounted to 122% of total non-performing loans and 0.89% of total loans held for investment, as compared to 124% of total non-performing loans and 0.89% of total loans held for investment at December 31, 1996. The Company utilizes these percentages as only one of the factors in assessing the adequacy of the allowance for loan losses at various points in time. The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.


                                            For the Quarter Ended March 31,
                                            -------------------------------
                                                1997                1996
                                               ------              ------
                                                 (Dollars in Thousands)
 Allowance at beginning of period              $ 9,971             $7,485
 Provision for credit losses                       300                  -
 Charge-offs:
   Mortgage loans - Residential                    (81)                (4)
   Consumer loans                                 (218)               (13)
   Commercial loans                                 -                   -
                                                -------             -----
     Total charge-offs                            (299)               (17)
 Recoveries:
   Mortgage loans - Residential                     63                 58
   Consumer loans                                    4                 12
   Commercial loans                                  5                  -
                                                ------              -----
     Total recoveries                               72                 70
                                                ------              -----
 Allowance at end of period                    $10,044             $7,538
                                                ======              =====
 Allowance for loan losses to
   total non-performing
   loans at end of period                      121.63%             121.76%
                                               ======              ======
 Allowance for loan losses to
   total loans held for
   investment at end of period                   0.89%               0.89%
                                                 ====                ====

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

      PREMISES AND EQUIPMENT. Premises and equipment decreased by $9.7 million, or 38%, from $25.4 million December 31, 1996, to $15.7 million at March 31, 1997. The decrease was primarily attributable to the sale of the Company's previous headquarters building and a branch property, which had a combined carrying value of $9.5 million. These transactions resulted in a $1.0 million (after-tax) nonrecurring net gain in the first quarter of 1997.

      INTANGIBLE ASSETS. Intangible assets, which are comprised of the excess of cost over net assets acquired ("Goodwill") and core deposit intangibles ("CDI"), were recorded in connection with the acquisitions of the Meridian branches in 1996 and the Fidelity Federal branches in 1995. The following table details the components of intangible assets at the dates indicated.

                                                          March 31, 1997      December 31, 1996
                                                          --------------      -----------------

                                                                      (In Thousands)
 Goodwill (Meridian)                                           $22,347                $22,791

 CDI (Meridian)                                                 12,430                 13,199

 Goodwill (Fidelity Federal)                                    12,130                 12,398

 CDI (Fidelity Federal)                                          2,749                  2,832
                                                               -------                -------

 Total                                                         $49,656                $51,220
                                                               =======                =======

      MORTGAGE SERVICING RIGHTS. At March 31, 1997, ComNet's total servicing portfolio was $2.2 billion, compared to $2.1 billion at December 31, 1996. During the quarter ended March 31, 1997, ComNet's servicing portfolio increased by $67.6 million, or 3%. At March 31, 1997 and December 31, 1996, ComNet was servicing $1.4 billion and $1.3 billion, respectively, of third party loans, as well as $778.1 million and $747.8 million, respectively, of loans held by the Company for investment and sale. The following table details the components of mortgage servicing rights, at the dates indicated.

                                                            March 31, 1997      December 31, 1996
                                                            --------------      -----------------

                                                                       (In Thousands)
 Purchased Mortgage Servicing Rights                            $2,141                 $2,243

 Capitalized Excess Servicing Fees                               3,506                  3,573

 Originated Mortgage Servicing Rights                            2,123                  1,861
                                                                ------                 ------

 Total                                                          $7,770                 $7,677
                                                                ======                 ======

      BORROWINGS. The Company's borrowings consist primarily of advances from the FHLB and securities sold under agreements to repurchase. FHLB advances increased by $39.0 million, or 22%, to $214.0 million at March 31, 1997, from $175.0 million at December 31, 1996. Repurchase agreements increased by $73.8 million, or 42%, to $250.5 million at March 31, 1997, from $176.7 million at December 31, 1996. The Company's borrowings are used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business. Dependent upon the funding requirements and interest rate risk considerations, these borrowings are hedged with off-balance-sheet financial instruments.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


REGULATORY CAPITAL REQUIREMENTS.

The following table sets forth the Bank's compliance with applicable regulatory capital requirements at March 31, 1997 (dollars in thousands):

                                                                                               To Be Well
                                                                Minimum                        Capitalized
                                                                For Capital                    For Prompt
                                                                Adequacy                       Corrective Action
                                    Actual                      Purposes                       Provisions
                          -----------------------------------------------------------------------------------------
                              Ratio        Amount           Ratio       Amount           Ratio        Amount
                          -----------------------------------------------------------------------------------------
Stockholders' equity,
  and ratio to OTS
  total assets                8.6%         $190,304
                            ------
Intangible assets                           (49,656)

Unrealized losses on
  available-for-sale
  securities, net of tax                      1,855
                                         ----------
Tangible capital,
  and ratio to OTS
  adjusted total assets       6.6%         $142,503           1.5%        $32,349
                            ------       ==========      ---------     ==========
Core capital,
  and ratio to OTS
  adjusted total assets       6.6%         $142,503           3.0%        $64,699         5.0%        $107,831
                            ------       ==========      ---------     ==========     --------      ==========
Core capital,
  and ratio to OTS
  risk-weighted assets       13.3%         $142,503                                       6.0%        $ 64,059
                            ------       ----------                                   --------      ==========
Allowance for loan
  and lease losses                           10,044
                                         ----------
Supplementary capital                        10,044
                                         ----------
Total risk-based capital,
  and ratio to OTS
  risk-weighted assets (1)   14.3%         $152,547           8.0%        $85,412        10.0%        $106,765
                          ----------     ==========      ----------    ==========     ----------    ==========

OTS total assets                         $2,204,419
                                         ==========

OTS adjusted total assets                $2,156,618
                                         ==========

OTS risk-weighted assets                 $1,067,651
                                         ==========

(1) Does not reflect the interest rate risk component to the risk-based capital requirement, the effective date of which has been postponed.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                             AVERAGE BALANCE REPORT

                                                                          Quarter Ended March 31,
                                             ----------------------------------------   ------------------------------------
                                                              1997                                      1996
                                             ----------------------------------------   ------------------------------------
                                                                           Average                                 Average
                                               Average                     Yield /        Average                  Yield /
                                               Balance      Interest       Rate(e)        Balance     Interest     Rate(e)
                                             ------------- -----------  -------------   ------------  ----------  ----------
Interest-earning assets:
Loans receivable(a):
  Mortgage loans - residential                   $838,096     $15,879           7.68%      $646,581     $12,247    7.62%
  Consumer loans                                  168,323       3,687           8.88%       110,135       2,601    9.50%
  Commercial real estate loans                     38,062         841           8.96%        10,307         230    8.98%
  Business loans                                   60,585       1,144           7.66%        31,455         537    6.87%
                                               ----------   ---------        --------   -----------   ---------  -------
    Total loans receivable                      1,105,066      21,551           7.91%       798,478      15,615    7.87%
                                               ----------   ---------        --------   -----------   ---------  -------
Mortgage loans held for sale                       27,765         504           7.36%        40,041         765    7.68%
Mortgage-backed securities                        794,722      13,821           7.05%       511,381       8,970    7.05%
Investment securities                              63,191       1,014           6.51%        44,396         722    6.54%
Other earning assets(b)                            31,097         565           7.37%        40,509         601    5.97%
                                               ----------   ---------        --------   -----------   ---------  -------
    Total interest-earning assets               2,021,841      37,455           7.51%     1,434,805      26,673    7.48%
                                                            ---------        --------                 ---------  -------
Non- interest-earning assets                      138,658                                    94,618
                                               ----------                               -----------
    Total assets                               $2,160,499                                $1,529,423
                                               ==========                               ===========

Interest-bearing liabilities:
Deposits:
  Demand deposits(c)                             $520,592       3,155           2.46%      $436,436       2,952    2.72%
  Passbook savings deposits                       260,443       1,419           2.21%       165,228         832    2.03%
  Certificates of deposit                         714,037       9,341           5.31%       516,602       6,756    5.26%
                                               ----------   ---------        --------   -----------   ---------  -------
    Total deposits                              1,495,072      13,915           3.77%     1,118,266      10,540    3.79%
                                               ----------   ---------        --------   -----------   ---------  -------
Notes payable and other borrowings
 Repurchase agreements                            216,360       3,171           5.94%       140,897       2,208    6.30%
 FHLB advances                                    185,122       2,521           5.52%       105,492       1,509    5.75%
 Other borrowings                                       0           0           0.00%         2,363          33    5.62%
                                               ----------   ---------        --------  ------------   ---------  -------
    Total borrowings                              401,482       5,692           5.75%       248,752       3,750    6.06%
                                               ----------   ---------        --------  ------------   ---------  -------
    Total interest-bearing liabilities(d)       1,896,554      19,607           4.19%     1,367,018      14,290    4.20%
                                                            ---------        --------                 ---------  -------
Non- interest-bearing liabilities                  40,291                                    25,572
                                               ----------                              ------------
    Total liabilities                           1,936,845                                 1,392,590
Shareholders' Equity                              223,654                                   136,833
                                               ----------                              ------------
    Total liabilities and equity               $2,160,499                                $1,529,423
                                               ==========                              ============
Net interest-earning assets                      $125,287                                   $67,787
                                               ==========                              ============
Net interest income/
 interest rate spread                                         $17,848           3.32%                   $12,383    3.28%
                                                            =========        ========                 =========  =======
Net interest margin                                                             3.58%                              3.47%
                                                                             ========                            =======
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                                                 106.61%                            104.96%
                                                                             ========                            =======



                                                                           Year Ended December 31,
                                               -------------------------------------      ------------------------------------
                                                                1996                                      1995
                                               -------------------------------------      ------------------------------------
                                                                           Average                                   Average
                                                 Average                   Yield /          Average                  Yield /
                                                 Balance      Interest     Rate(e)          Balance     Interest     Rate(e)
                                               ------------- -----------------------      ------------  ----------  ----------
Interest-earning assets:
Loans receivable(a):
  Mortgage loans - residential                   $724,844     $54,849           7.57%      $507,809     $41,222     8.12%
  Consumer loans                                  140,806      12,698           9.02%       105,316      10,291     9.77%
  Commercial real estate loans                     26,566       2,035           7.66%         6,865         618     9.00%
  Business loans                                   39,984       3,093           7.74%        34,205       2,665     7.79%
                                               ----------   ---------        --------   -----------   ---------  --------
    Total loans receivable                        932,200      72,675           7.80%       654,195      54,796     8.38%
                                               ----------   ---------        --------   -----------   ---------  --------
Mortgage loans held for sale                       39,639       2,927           7.38%        41,978       3,208     7.64%
Mortgage-backed securities                        654,586      45,471           6.95%       472,651      33,587     7.11%
Investment securities                              63,018       3,386           5.37%        59,885       3,754     6.27%
Other earning assets(b)                            31,192       2,847           9.13%        20,462       1,808     8.84%
                                               ----------   ---------        --------  ------------   ---------  --------
    Total interest-earning assets               1,720,635     127,306           7.40%     1,249,171      97,153     7.78%
                                                            ---------        --------                 ---------  --------
Non- interest-earning assets                      126,810                                    80,598
                                               ----------                              ------------
    Total assets                               $1,847,445                                $1,329,769
                                               ==========                              ============

Interest-bearing liabilities:
Deposits:
  Demand deposits(c)                             $472,755      12,182           2.58%      $402,753      11,172     2.77%
  Passbook savings deposits                       240,579       5,072           2.11%       136,678       2,841     2.08%
  Certificates of deposit                         609,510      32,104           5.27%       414,360      21,740     5.25%
                                               ----------   ---------        --------  ------------   ---------  --------
    Total deposits                              1,322,844      49,358           3.73%       953,791      35,753     3.75%
                                               ----------   ---------        --------  ------------   ---------  --------
Notes payable and other borrowings
 Repurchase agreements                            154,523       9,126           5.91%       143,313       9,096     6.35%
 FHLB advances                                    138,917       7,811           5.62%        77,249       4,674     6.05%
 Other borrowings                                     658          57           8.66%         1,875         168     8.96%
                                               ----------   ---------        --------  ------------   ---------  --------
    Total borrowings                              294,098      16,994           5.78%       222,437      13,938     6.27%
                                               ----------   ---------        --------  ------------   ---------  --------
    Total interest-bearing liabilities(d)       1,616,942      66,352           4.10%     1,176,228      49,691     4.23%
                                                            ---------        --------                 ---------  --------
Non- interest-bearing liabilities                  42,665                                    27,793
                                               ----------                              ------------
    Total liabilities                           1,659,607                                 1,204,021
Shareholders' Equity                              187,838                                   125,748
                                               ----------                              ------------
    Total liabilities and equity               $1,847,445                                $1,329,769
                                               ==========                              ============
Net interest-earning assets                      $103,693                                   $72,943
                                               ==========                              ============
Net interest income/
 interest rate spread                                         $60,954           3.30%                   $47,462     3.55%
                                                            =========        ========                 =========  ========
Net interest margin                                                             3.54%                               3.80%
                                                                             ========                            ========
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                                                 106.41%                             106.20%
                                                                             ========                            ========


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

(e)  Annualized

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 AND
1996.

         GENERAL. Net income was $4.7 million, or $0.28 per common share, for the first quarter of 1997, as compared to $2.6 million, or $0.33 per common share, for the first quarter of 1996. The $2.0 million, or 77%, increase in net income in the first quarter of 1997, compared to the same period in 1996, was primarily attributable to a $1.0 million (after-tax) nonrecurring net gain on the sale of the Company's previous headquarters building and a branch property, as well as earnings relating to the 1996 acquisition of 12 branch offices in Berks and Lebanon Counties, PA ("Berks Acquisition"). In addition, the leveraging of the capital raised in the Company's June 1996 Conversion and Reorganization and stock offering contributed to the increase in first quarter 1997 net income. The decrease in earnings per share was primarily attributable to an increase in the number of common shares outstanding after the completion of the Company's Conversion and Reorganization and stock offering in June 1996.

         NET INTEREST INCOME. Net interest income was $17.8 million in the first quarter of 1997, an increase of 44% compared to $12.4 million in the first quarter of 1996. The increase was primarily attributable to sharply higher interest-earning asset levels, and a modestly higher net interest margin.

         Average interest-earning assets were $2.0 billion in the first quarter of 1997, compared to $1.4 billion in the first quarter of 1996. The increase was due primarily to the Berks Acquisition and to the leveraging of the capital raised in the stock offering. In addition, growth in supermarket banking and business banking contributed to the increase in interest-earning assets.

         The net interest margin was 3.58% in the first quarter of 1997, up slightly from 3.47% in the first quarter of 1996. The increase was attributable to a 0.07% improvement in the favorable effect relating to interest free funds and a 0.04% improvement in the spread between the yield on interest-earning assets and the cost of interest-bearing liabilities (net interest spread).

         NONINTEREST INCOME. Noninterest income totaled $5.4 million in the first quarter of 1997, compared to $3.4 million in the first quarter of 1996. The increase primarily reflected a $1.5 million (pre-tax) net gain on the sale
of the Company's previous headquarters building and a branch property.   Also
contributing to the increase in noninterest income in the first quarter of 1997 was a $0.5 million increase in deposit fees. The increase in deposit fees was primarily attributable to the Berks Acquisition, growth in supermarket banking, and expansion of Commonwealth's business banking activities.

         NONINTEREST EXPENSE. Noninterest expense was $15.7 million in the first quarter of 1997, compared to $11.7 million in the first quarter of 1996. The increase was primarily attributable to higher expenses relating to the Berks Acquisition and the acquisition of the Homestead Mortgage production offices, as well as to expenses related to growth in supermarket banking and expansion of business banking activities. The increase in noninterest expense was offset, in part, by a $0.6 million decrease in FDIC premium expense. This decrease was related to a reduction in deposit insurance premiums from $0.23 to approximately $0.08 per $100 of deposits, and to a $0.2 million refund of prior year FDIC premiums received in the first quarter of 1997.

         PROVISION FOR CREDIT LOSSES. Provision for credit losses totaled $0.3 million in the first quarter of 1997, compared to no provision recorded in the first quarter of 1996. At March 31, 1997 and December 31, 1996, the allowance for credit losses totaled $10.0 million, or 0.89% of loans.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no material legal proceedings, other than as described below, to which the Company or any of its subsidiaries is a party, or to which any of their property is subject, other than proceedings routine to the business of the Company and its subsidiaries.

         In August 1995, the Bank commenced litigation against the United States in the U.S. Court of Federal Claims (the "Claims Court") seeking to recover the value of its supervisory goodwill. The suit alleges that the treatment of such goodwill mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") constitutes a breach of contract between the Bank and the United States and an unlawful taking of property by the United States without just compensation or due process in violation of the U.S. Constitution. The suit emanates from the Bank's acquisition of First Family Federal Savings and Loan Association of Lansdale, Pennsylvania in 1982, pursuant to which the government agreed to the use of the purchase method of accounting under generally accepted accounting principles and the recording of approximately $61 million of goodwill as an asset resulting from the voluntary supervisory merger. (There was no financial assistance from the Federal Savings and Loan Insurance Corporation). Since the enactment of FIRREA, numerous suits have been filed on behalf of thrift institutions and their holding companies alleging similar theories for breach of contract. The goodwill balance associated with the First Family acquisition at the point of FIRREA enactment in 1989 was $48.4 million.

         In the past several years, the Claims Court, the United States Court of Appeals for the Federal Circuit, and the United States Supreme Court have handed down decisions relating to the liability portion of the breach of contract claims brought by three other thrift institutions. On July 1, 1996, the United States Supreme Court ruled in the consolidated cases (United States v. Winstar Corporation) and determined that when Congress adopted the accounting changes to supervisory goodwill specified in FIRREA, the government became responsible for any breaches to its original agreements with the institutions regarding the accounting rules. The Supreme Court's decision in the Winstar case was based upon the specific facts of each of the three consolidated cases and, accordingly, the Claims Court may determine that the Bank's claims involve sufficiently different facts and/or legal issues as to render the Winstar case inapplicable to the litigation and thereby result in a different conclusion from that of the Winstar case. Moreover, the damages portion of the claims presented by the Winstar plaintiff thrift institutions remains to be litigated and could take several years to resolve. There can be no assurance that the Bank will prevail in its action, and that if it does prevail, that the Claims Court will find that the Bank is entitled to any substantial amount of damages.

         On October 31, 1996, the Bank filed a complaint against CoreStates Financial Corporation in the Court of Common Pleas for Chester County, Pennsylvania for damages related to Commonwealth's acquisition on June 28, 1996 of twelve former Meridian Bank branch offices from CoreStates. The complaint alleges, among other things, that CoreStates breached the branch sales agreement and that Commonwealth's relationships with its new customers were damaged as a result of negligence and errors committed by CoreStates and its affiliates in connection with the conversion of the former Meridian Bank customers to Commonwealth's banking system and the reissuance of bank cards for use at Commonwealth's automated teller machines. The complaint alleges damages incurred by Commonwealth of approximately $5.2 million from the additional run-off of deposits from former Meridian customers and other losses and expenses.

Item 2.  Changes in Securities

         Not applicable.

                     PART II - OTHER INFORMATION-CONTINUED

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) An annual meeting of stockholders of the Company was held on April 24, 1997 ("Annual Meeting").

         (b) Not applicable.

         (c) There were 17,655,682 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 14,288,711 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

         1.  Election of directors for a three-year term.

                                           FOR             WITHHELD
                                           ---             --------
         Charles H. Meacham                14,183,364      105,347

         Harry P. Mirabile                 14,177,814      110,897

         2. Proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 1997

                          FOR              AGAINST         ABSTAIN
                          ---              -------         -------
                          14,148,453       36,538          103,719

         The proposals were adopted by the stockholders of the Company. There were no broker non-votes at the meeting.

         (d) Not applicable

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         a) Not applicable.

         b) On January 27, 1997, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the fourth quarter of 1996 and commencement of the stock repurchase program. On April 23, 1997, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the first quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COMMONWEALTH BANCORP, INC.

DATE: May 7, 1997           /s/ Charles H. Meacham
                            ---------------------------------------------------
                            Charles H. Meacham
                            Chairman and Chief Executive Officer
                            (Principal Executive Officer)

DATE: May 7, 1997           /s/ Charles M. Johnston
                            ---------------------------------------------------
                            Charles M. Johnston
                            Senior Vice President and Chief Financial Officer
                            (Principal Financial and Accounting Officer)