Form 10-Q
period 1997-06-30
COMMONWEALTH BANCORP INC
filed 1997-08-12
CIK 1005126

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended.....................................June 30, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from............... to ......................
         Commission File No..............................................0-27942


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 7, 1997, there were 17,993,750 issued and 17,044,650 outstanding shares of the Registrant's Common Stock.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                               TABLE OF CONTENTS

    Item                                                                                              Page
    No.                                                                                                No.
    ---                                                                                                ---

             PART I - CONSOLIDATED FINANCIAL INFORMATION

     1       Consolidated Financial Statements

             Consolidated Balance Sheets at June 30, 1997 and December 31, 1996                          3

             Consolidated Statements of Income for the Quarter and Six Month
             Periods Ended June 30, 1997 and 1996                                                        4

             Consolidated Statements of Changes in Shareholders' Equity for the Six Month
             Periods Ended June 30, 1997 and 1996                                                        5

             Consolidated Statements of Cash Flows for the Six Month
             Periods Ended June 30, 1997 and 1996                                                        6

             Notes to Consolidated Financial Statements                                                  8

     2       Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                 11


             PART II - OTHER INFORMATION

     1       Legal Proceedings                                                                          24

     2       Changes in Securities                                                                      24

     3       Default Upon Senior Securities                                                             24

     4       Submission of Matters to a Vote of Security Holders                                        24

     5       Other Information                                                                          24

     6       Exhibits and Reports on Form 8-K                                                           25

                 Commonwealth Bancorp, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                                (in thousands)

                                                                                June 30,         December 31,
                                                                                  1997              1996
                                                                               -----------       ------------
Assets:                                                                        (Unaudited)
Cash and due from banks                                                        $   47,162        $   39,268
Interest-bearing deposits                                                               -            15,111
Short-term investments available for sale                                           1,069             5,723
Mortgage loans held for sale                                                       37,771            17,335
Investment securities
   Securities available for sale (cost of $82,340
     and $53,815, respectively), at market value                                   82,545            53,935
Mortgage-backed securities
   Securities held to maturity (market value of $219,601
     and $239,447, respectively), at cost                                         217,810           237,743
   Securities available for sale (cost of $590,800
     and $511,833, respectively), at market value                                 592,884           514,964
Loans receivable, net                                                           1,188,511         1,113,114
Accrued interest receivable, net                                                   14,016            13,339
FHLB stock, at cost                                                                14,175            11,159
Premises and equipment, net                                                        16,072            25,369
Intangible assets                                                                  48,078            51,220
Mortgage servicing rights                                                           7,738             7,677
Other assets, including net deferred taxes of $1,488 and
   $1,144, respectively                                                            21,155            14,004
                                                                               -----------       -----------
                                        Total assets                           $2,288,986        $2,119,961
                                                                               ===========       ===========

Liabilities:
  Deposits                                                                     $1,518,915        $1,491,450
  Notes payable and other borrowings:
     Secured notes due to Federal Home Loan Bank of Pittsburgh                    234,000           175,000
     Securities sold under agreements to repurchase                               238,572           176,674
  Advances from borrowers for taxes and insurance                                  34,672            23,883
  Accrued interest payable, accrued expenses and other liabilities                 42,422            21,030
                                                                               -----------       -----------
                                        Total liabilities                       2,068,581         1,888,037
                                                                               -----------       -----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.10 par value; 5,000,000 shares
     authorized; none issued                                                            -                 -
  Common stock, $0.10 par value; 30,000,000 shares authorized;
      17,993,315 shares issued and 17,095,715 outstanding at June 30, 1997;
      17,953,613 shares issued and outstanding at December 31, 1996                 1,800             1,795
  Additional paid-in capital                                                      133,015           132,931
  Retained earnings                                                               111,731           105,577
  Unearned stock benefit plan compensation                                        (13,885)          (10,510)
  Unrealized gain on marketable securities, net                                     1,511             2,131
  Treasury stock, at cost; 897,600 shares at June 30, 1997                        (13,767)                -
                                                                               -----------       -----------
                                        Total shareholders' equity                220,405           231,924
                                                                               -----------       -----------
Total liabilities and shareholders' equity                                     $2,288,986        $2,119,961
                                                                               ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                       Consolidated Statements of Income
                      (in thousands, except share amounts)


                                                                                For the Quarter               For the Six Months
                                                                                 Ended June 30,                  Ended June 30,
                                                                               1997          1996             1997           1996
                                                                          -----------    ----------      -----------     ----------
                                                                                   (Unaudited)                    (Unaudited)
Interest income:
  Interest on loans                                                          $23,049       $17,315          $45,104        $33,695
  Interest and dividends on deposits and money
     market investments                                                          589           787            1,154          1,388
  Interest on investment securities                                            1,234           781            2,248          1,503
  Interest on mortgage-backed securities                                      14,246        10,401           28,067         19,371
                                                                          -----------    ----------      -----------     ----------
                  Total interest income                                       39,118        29,284           76,573         55,957

Interest expense:
  Interest on deposits                                                        14,511        10,965           28,426         21,505
  Interest on notes payable and other borrowings                               6,693         4,175           12,385          7,925
                                                                          -----------    ----------      -----------     ----------
                  Total interest expense                                      21,204        15,140           40,811         29,430
                                                                          -----------    ----------      -----------     ----------
                  Net interest income                                         17,914        14,144           35,762         26,527

Provision for loan losses                                                        300           100              600            100
                                                                          -----------    ----------      -----------     ----------
                  Net interest income after provision for loan losses         17,614        14,044           35,162         26,427

Noninterest income:
  Deposit fees and related income                                              1,763         1,134            3,297          2,206
  Servicing fees                                                               1,124         1,461            2,326          2,627
  Net gain on sales of mortgage loans                                            913           126            1,632            998
  Net loss on sales of securities                                               (175)            -             (175)             -
  Net loss on sales of foreclosed real estate                                    (32)          (71)            (101)          (126)
  Other                                                                          368           365            2,350            715
                                                                          -----------    ----------      -----------     ----------
                  Total noninterest income                                     3,961         3,015            9,329          6,420
                                                                          -----------    ----------      -----------     ----------
Noninterest expense:
  Compensation and employee benefits                                           7,883         5,944           15,821         11,666
  Occupancy and office operations                                              2,594         1,984            5,021          3,931
  FDIC premium                                                                   197           648              166          1,261
  Advertising and promotion                                                      464           419              882            736
  Amortization of intangible assets                                            1,578           564            3,156          1,137
  Other                                                                        3,399         2,625            6,796          5,151
                                                                          -----------    ----------      -----------     ----------
                  Total noninterest expense                                   16,115        12,184           31,842         23,882
                                                                          -----------    ----------      -----------     ----------
                  Income before income taxes                                   5,460         4,875           12,649          8,965

Income tax provision                                                           1,780         1,706            4,299          3,158
                                                                          -----------    ----------      -----------     ----------
Net income                                                                    $3,680        $3,169           $8,350         $5,807
                                                                          ===========    ==========      ===========     ==========
Weighted average number of shares outstanding                             16,068,527     9,695,017       16,311,200      8,862,186
                                                                          ===========    ==========      ===========     ==========
Earnings per share                                                             $0.23         $0.33            $0.51          $0.66
                                                                          ===========    ==========      ===========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                 (in thousands)
                                  (Unaudited)

                                                                                                      Unearned
                                                 Common                     Additional                 Stock
                                                 Shares      Common          Paid-in     Retained   Benefit Plan
                                              Outstanding     Stock          Capital     Earnings   Compensation
-----------------------------------------------------------------------------------------------------------------
Fiscal 1996
-----------
Balance at December 31, 1995                     8,629       $  863         $ 36,686     $ 99,165      ($2,337)

   Net income                                                                               5,807
   Dividends                                                                                 (936)
   Release of ESOP shares (a)                                                    183                       362
   Amortization of unearned compensation                                                                   132
   Exercise of stock options                        13            1              131
   Decrease in unrealized gain on marketable
     securities, net of tax
   Issuance and exchange of common
     stock as a result of the
     conversion/reorganization (b)               9,311          931           95,891                    (7,898)(c)
   Assets consolidated from Commonwealth
     Mutual Holding Company                                                                   100

                                                ------------------------------------------------------------------
Balance at June 30, 1996                        17,953       $1,795         $132,891     $104,136      ($9,741)
                                                ==================================================================

Fiscal 1997
-----------
Balance at December 31, 1996                    17,954       $1,795         $132,931     $105,577     ($10,510)

   Net income                                                                               8,350
   Dividends                                                                               (2,196)
   Release of ESOP shares (d)                                                    331                       461
   Amortization of unearned compensation                                                                   659
   Exercise of stock options                        82            9              387
   Cash in lieu of fractional shares                (2)                          (21)
   Stock retired                                   (40)          (4)            (613)
   Decrease in unrealized gain on marketable
     securities, net of tax
   Common stock acquired by stock benefit plans                                                         (4,495)
   Purchase of Treasury stock                     (898)

                                                ------------------------------------------------------------------
Balance at June 30, 1997                        17,096       $1,800         $133,015     $111,731     ($13,885)
                                                ==================================================================


                                                  Unrealized
                                                  Gain/(Loss)
                                                 On Marketable   Treasury
                                                Securities, net    Stock          Total
-----------------------------------------------------------------------------------------
Fiscal 1996
-----------
Balance at December 31, 1995                            $2,659      -           $137,036

   Net income                                                                      5,807
   Dividends                                                                        (936)
   Release of ESOP shares (a)                                                        545
   Amortization of unearned compensation                                             132
   Exercise of stock options                                                         132
   Decrease in unrealized gain on marketable
     securities, net of tax                             (4,219)                   (4,219)
   Issuance and exchange of common
     stock as a result of the
     conversion/reorganization (b)                                                88,924
   Assets consolidated from Commonwealth
     Mutual Holding Company                                                          100

                                                       ----------------------------------
Balance at June 30, 1996                               ($1,560)     -           $227,521
                                                       ==================================

Fiscal 1997
-----------
Balance at December 31, 1996                            $2,131      -           $231,924

   Net income                                                                      8,350
   Dividends                                                                      (2,196)
   Release of ESOP shares (d)                                                        792
   Amortization of unearned compensation                                             659
   Exercise of stock options                                                         396
   Cash in lieu of fractional shares                                                 (21)
   Stock retired                                                                    (617)
   Decrease in unrealized gain on marketable
     securities, net of tax                               (620)                     (620)
   Common stock acquired by stock benefit plans                                   (4,495)
   Purchase of Treasury stock                                      (13,767)      (13,767)

                                                       ----------------------------------
Balance at June 30, 1997                                $1,511    ($13,767)     $220,405
                                                       ==================================

----------------------

   (a) Pre-conversion shares totaling 11,344 were released during the quarter ended March 31, 1996; 26,882 post conversion shares were released during the quarter ended June 30, 1996.
   (b) Includes 3,889,598 shares of Commonwealth Bank outstanding at June 14, 1996, converted into 8,080,538 shares of Commonwealth
         Bancorp, Inc. based on the 2.0775 exchange ratio; 9,872,155 shares of Commonwealth Bancorp, Inc. sold in the subscription and community offering; and the cancellation of 4,752,000 shares of Commonwealth Bank previously held by Commonwealth
         Mutual Holding Company.
   (c)   Of the 9,872,155 conversion shares, 8% were purchased by the ESOP.
   (d) Post-conversion shares totaling 52,468 were released during the six months ended June 30, 1997.

The accompanying notes are an integral part of the consolidated financial statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                            For the Six Months
                                                                                              Ended June 30,
                                                                                           1997            1996
                                                                                       ----------         ---------
                                                                                               (Unaudited)
Operating activities:
   Net income                                                                             $8,350            $5,807
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities-
      Proceeds from loans sold to others                                                 127,827           156,473
      Loans originated for sale                                                         (130,718)         (106,646)
      Purchases of loans held for sale                                                   (16,695)          (51,674)
      Principal collection on mortgage loans held for sale                                   234             1,178
      Net gain on sales of mortgage loans                                                 (1,632)             (998)
      Increase in net deferred loan fees                                                     328               366
      Provision for loan losses and foreclosed real estate                                   608               206
      Net (gain) loss on sales of assets                                                  (1,531)              118
      Depreciation and amortization                                                        1,538             1,273
      Net amortization of other assets and liabilities                                     5,104             2,461
      Interest reinvested on repurchase agreements                                        (6,620)           (3,543)
      Changes in assets and liabilities-
        (Increase) in-
          Accrued interest receivable, net                                                  (677)           (2,107)
          Deferred income taxes                                                             (344)             (282)
          Other assets                                                                    (8,157)           (2,394)
        Increase in-
          Advances from borrowers for taxes and insurance                                 10,789             7,715
          Accrued interest payable, accrued expenses and other liabilities                21,341            27,706
                                                                                       ----------         ---------
            Net cash provided by (used in) operating activities                           $9,745           $35,659
                                                                                       ----------         ---------

                                                                                                       (continued)




The accompanying notes are an integral part of the consolidated financial statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                            For the Six Months
                                                                                              Ended June 30,
                                                                                           1997             1996
                                                                                        ---------         ---------
                                                                                               (Unaudited)
Investing activities:
   Proceeds from maturities of investment securities                                     $10,000           $18,749
   Purchases of investment securities                                                    (38,402)          (32,894)
   Proceeds from sale of mortgage-backed securities                                       41,770                 -
   Purchases of mortgage-backed securities                                              (164,692)         (348,747)
   Principal collected on mortgage-backed securities                                      63,887            64,469
   Principal collected on loans                                                          108,470            64,089
   Loans originated                                                                     (184,144)          (39,255)
   Loans purchased                                                                             -          (116,802)
   Sales of real estate acquired through foreclosure                                         887               433
   Purchase of FHLB Stock                                                                 (3,016)           (5,343)
   Purchases of premises and equipment                                                    (1,850)           (1,917)
   Acquisition of Branch                                                                       -           215,440
   Proceeds from sales of assets                                                          11,140                 9
                                                                                        ---------         ---------
         Net cash used in investing activities                                          (155,950)         (181,769)
                                                                                        ---------         ---------

Financing activities:
   Net increase in deposits                                                               27,465            30,583
   Proceeds from notes payable and other borrowings                                      241,815           242,815
   Repayment of notes payable and other borrowings                                      (114,297)         (182,500)
   Net (purchase) issuance of common stock                                               (18,504)           89,056
   Cash dividends paid                                                                    (2,145)             (936)
                                                                                        ---------         ---------
         Net cash provided by financing activities                                       134,334           179,018
                                                                                        ---------         ---------
         Net (decrease) increase in cash and cash equivalents                            (11,871)           32,908
Cash and cash equivalents at beginning of period                                          60,102            50,177
                                                                                        ---------         ---------
Cash and cash equivalents at end of period                                               $48,231           $83,085
                                                                                        =========         =========

Supplemental disclosures of cash flow information:
   Cash paid during the year for-
       Interest                                                                          $31,840           $20,821
                                                                                        =========         =========
       Income taxes                                                                       $5,273            $3,008
                                                                                        =========         =========




The accompanying notes are an integral part of the consolidated financial statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Commonwealth Bancorp, Inc.'s ("Commonwealth" or the "Company") financial condition as of June 30, 1997, and the results of operations, changes in shareholders' equity, and cash flows for the periods presented. The financial data for periods prior to June 14, 1996 is for Commonwealth Bank ("Bank").

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

         The Company is a Pennsylvania corporation which is the holding company for the Bank. On June 14, 1996, the Company completed an offering of common stock in connection with the Conversion and Reorganization of Commonwealth Mutual Holding Company, the former parent company of the Bank, from the mutual holding company form of ownership to the stock holding company form ("the Conversion and Reorganization"). Headquartered in Norristown, PA, Commonwealth Bank has offices located in Berks, Bucks, Chester, Delaware, Lebanon, Lehigh, Montgomery, and Philadelphia Counties. ComNet Mortgage Services ("ComNet"), a division of the Bank, has offices in Pennsylvania, Connecticut, Maryland, New Jersey, and Rhode Island.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Commonwealth; Commonwealth Bank; Commonwealth Investment Corporation of Delaware, Inc.; CFSL Investment Corporation; QME, Inc.; and Firstcor, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.       Shareholders' Equity

         On June 17, 1997, the Board of Directors declared a $0.07 per share cash dividend for the three months ended June 30, 1997, which was made payable to shareholders of record at the close of business on June 27, 1997. This dividend was paid on July 11, 1997. During the first quarter of 1997, the Company purchased 0.9 million shares of treasury stock, at an average share price of $15.34, for an aggregate purchase of $13.8 million.

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

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In February 1997, SFAS No. 128, "Earnings per share," was issued.
This statement specified the computation, presentation, and disclosure requirements for earnings per share ("EPS"). The main objectives of the statement were to simplify the EPS calculation and to make EPS comparable on an international basis. Effective in the 1997 Annual Report, primary and fully diluted EPS will be replaced by basis and diluted EPS. Prior period results will be restated. The most significant difference is that basis EPS no longer assumes potentially dilutive securities in the computation. Calculating EPS under the new method has no material impact on 1996 or six months ended June 30, 1997 EPS figures.

         In 1997, Commonwealth will also adopt SFAS No. 129, "Disclosures of Information about Capital Structure." This statement was issued in conjunction with the earnings per share statement discussed above and is intended to centralize capital structure disclosure requirements and to expand the number of companies subject to the requirements. Since Commonwealth was in compliance with the existing capital structure disclosure requirements, the impact on the Company's financial statements is not expected to be material.

         SFAS No. 130, "Reporting Comprehensive Income" was issued in July 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The main objective of the statement is to report a measure of all changes in equity that result from transactions and other economic events of the period other than transactions with owners. The Company intends to adopt SFAS No. 130 on January 1, 1998.

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

         On September 30, 1996, legislation was enacted into law to recapitalize the SAIF through a one-time special assessment on SAIF-insured deposits as of March 31, 1995. The special assessment amounted to approximately $0.65 for every $100 of assessable deposits. The Bank's assessment amounted to $6.8 million ($4.5 million, net of income tax benefit). As a result of the special assessment, the Bank's deposit insurance premiums decreased from the previous rate of $0.23 per $100 of deposits to approximately $0.06 per $100 of deposits.

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

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       Earnings Per Share

         Earnings per share of common stock were $0.23 in the second quarter of 1997, compared to $0.33 in the second quarter of 1996. Earnings per share of common stock were $0.51 for the six months ended June 30, 1997, compared to $0.66 for the six months ended June 30, 1996. The decrease in earnings per share in the 1997 periods, relative to the 1996 periods, was primarily attributable to an increase in the number of common shares outstanding after the completion of the Company's Conversion, Reorganization and Stock Offering in June 1996. As part of that transaction, former holders of Commonwealth Bank common stock exchanged each of their shares for 2.0775 shares of Commonwealth Bancorp, Inc. common stock.

         Earnings per share were computed by dividing net income for the quarter and six months ended June 30, 1997 and 1996 by the weighted average number of shares of common stock outstanding during the period, adjusted for Employee Stock Ownership Plan ("ESOP") shares that have not been committed to be released, and the effects of shares held by the Recognition Plans. Stock options are considered common stock equivalents and are included in the computation of the number of outstanding shares using the treasury stock method, unless such options are antidilutive. Such average shares outstanding were 16,068,527 and 9,695,017 for the quarter ended June 30, 1997 and 1996, respectively. The average shares outstanding were 16,311,200 and 8,862,186 for the six months ended June 30, 1997 and 1996, respectively. Common shares outstanding exclude treasury shares.

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

         On January 31, 1997, Commonwealth Bank, through ComNet, acquired five mortgage production offices of Homestead Mortgage, Inc. ("Homestead") located in Maryland and Pennsylvania. These offices originate mortgages in Delaware, the District of Columbia, Maryland, Pennsylvania, and Virginia. Under the terms of the transaction, the group will continue to operate under the Homestead Mortgage name in the District of Columbia, Maryland, and Virginia. During the first six months of 1997 the Homestead offices originated loans totaling $71.3 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         GENERAL. The Company is a Pennsylvania corporation which is the holding company for the Bank. Commonwealth Bank is a Federally chartered stock savings bank, primarily regulated by the Office of Thrift Supervision ("OTS"). The Bank conducts business from its executive offices in Norristown, Pennsylvania and, as of June 30, 1997, 56 full-service offices located in southeast Pennsylvania. ComNet Mortgage Services, a division of the Bank, also located in Norristown, conducts business through loan origination offices located in Pennsylvania, Connecticut, Maryland, New Jersey, and Rhode Island. ComNet also conducts business through its wholesale network, which includes correspondents in 25 states.

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

         On September 30, 1996, legislation was enacted into law to recapitalize the SAIF through a one-time special assessment on SAIF-insured deposits as of March 31, 1995. The special assessment amounted to approximately $0.65 for every $100 of assessable deposits. The Bank's assessment amounted to $6.8 million ($4.5 million, net of income tax benefit). As a result of the special assessment, the Bank's deposit insurance premiums decreased from the previous rate of $0.23 per $100 of deposits to approximately $0.06 per $100 of deposits.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


FINANCIAL CONDITION

         GENERAL. Total assets increased by $169.0 million, or 8%, from $2.1 billion at December 31, 1996, to $2.3 billion at June 30, 1997. The major component of this increase were increases in mortgage-backed securities and loans receivable. Increases in mortgage loans held for sale and investment securities also contributed to the increase in total assets. These increases were offset, in part, by a decrease in interest-bearing deposits, short-term investments available for sale, and premises and equipment. Total liabilities increased by $180.5 million, or 10%, from $1.9 billion at December 31, 1996, to $2.1 billion at June 30, 1997. This increase was primarily comprised of increases in securities sold under agreements to repurchase, secured notes due to the Federal Home Loan Bank of Pittsburgh ("FHLB"), and deposits. Shareholders' equity as of June 30, 1997, equaled $220.4 million, compared to $231.9 million at December 31, 1996. This $11.5 million, or 5%, decrease was primarily the result of the $13.8 million purchase of 0.9 million shares of treasury stock, and to the $4.5 million purchase of 0.3 million shares of common stock for benefit plans, offset, in part, by a $6.2 million, or 6%, increase in retained earnings.

         CASH, INTEREST-BEARING DEPOSITS, AND SHORT-TERM INVESTMENTS. ("CASH AND CASH EQUIVALENTS") Cash and cash equivalents decreased by $11.9 million, or 20%, from $60.1 million at December 31, 1996, to $48.2 million at June 30, 1997. The decrease was primarily related to the investment of excess liquidity in loans receivable.

         MORTGAGE LOANS HELD FOR SALE. Mortgage loans held for sale increased by $20.4 million, or 118%, from $17.3 million at December 31, 1996, to $37.8 million at June 30, 1997. The increase was attributable to an increase in loans originated during June 1997, primarily as a result of loans closed by the Homestead mortgage production offices.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


         INVESTMENT SECURITIES. Investment securities increased by $28.6 million, or 53%, from $53.9 million at December 31, 1996, to $82.5 million at June 30, 1997. The increase was primarily the result of purchases of U.S. Treasury and U.S. Government agency securities and other equity securities, which further diversify the Company's earning assets. Investments in debt and equity securities at June 30, 1997 and December 31, 1996, were as follows:

                                                                               June 30, 1997
                                                    --------------------------------------------------------------------
                                                        Amortized       Unrealized            Unrealized       Market
                                                           Cost           Gains                 Losses          Value
                                                    --------------------------------------------------------------------
                                                                                (In Thousands)
 Available for sale:
   U.S. Treasury and U.S.
    Government agency securities                        $ 67,977               $  71                 $ 20      $ 68,028
   Mortgage Security Mutual Fund                           2,288                   4                    -         2,292
   Equity Servicing Partnership                            4,819                   -                    -         4,819
   Other Equity Investments                                7,256                 150                    -         7,406
                                                    --------------------------------------------------------------------

                    Total                               $ 82,340               $ 225                 $ 20      $ 82,545
                                                    ====================================================================


                                                                              December 31, 1996
                                                    --------------------------------------------------------------------
                                                      Amortized         Unrealized          Unrealized         Market
                                                         Cost             Gains               Losses            Value
                                                    --------------------------------------------------------------------
                                                                                (In Thousands)

 Available for sale:
   U.S. Treasury and U.S.
    Government agency securities                       $ 47,963               $ 126              $    -       $ 48,089
   Mortgage Security Mutual Fund                          2,215                   -                   6          2,209
   Equity Servicing Partnership                           2,880                   -                   -          2,880
   Other Equity Investments                                 757                   -                   -            757
                                                    --------------------------------------------------------------------

                    Total                              $ 53,815               $ 126               $   6       $ 53,935
                                                    ====================================================================

         Investment securities classified as held to maturity are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security pursuant to the level-yield method. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity. There were no investment securities classified as held to maturity at June 30, 1997 and December 31, 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


         MORTGAGE-BACKED SECURITIES. Mortgage-backed securities increased by $58.0 million, or 8%, from $752.7 million at December 31, 1996, to $810.7 million at June 30, 1997. The increase was attributable to a $59.0 million net increase in the balance of mortgage-backed securities and a $1.0 million decrease in the unrealized gain on available for sale mortgage-backed securities. The increase in mortgage-backed securities during the first six months of 1997 was related to a strategy to enhance the Company's net interest income through the purchase of mortgage-backed securities funded through FHLB advances and repurchase agreements. During the second quarter of 1997, the Company sold mortgage-backed securities, which were classified as available for sale, totaling $41.8 million and purchased mortgage-backed securities, classified as available for sale, totaling $41.9 million. These transactions resulted in a $0.2 million net loss on the sale of mortgage-backed securities. The sale was related to a restructuring of the Company's mortgage-backed securities portfolio, which was undertaken to improve future earnings from the portfolio.

         Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees related to the securities, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company. At June 30, 1997 and December 31, 1996, $517.1 million, or 64%, and $511.8 million, or 68%, respectively, of the Company's mortgage-backed securities were insured or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Federal National Mortgage Association ("FNMA"). As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally-insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the GNMA, FHLMC, or the FNMA, and serve to further diversity the Company's mortgage-backed securities portfolio. At June 30, 1997 and December 31, 1996, $293.6 million, or 36%, and $240.9 million, or 32%, respectively, of the Company's mortgage-backed securities were private mortgage-backed securities. The following table sets forth the Company's mortgage-backed securities portfolio at the dates indicated.

                                                                   June 30, 1997
                                         --------------------------------------------------------------------
                                         Amortized          Unrealized         Unrealized         Market
                                            Cost               Gains             Losses            Value
                                         --------------------------------------------------------------------
                                                                  (In Thousands)
 Held to maturity:

   GNMA                                    $ 82,688                $2,035           $  256          $ 84,467

   FHLMC                                     48,275                   653               36            48,892

   FNMA                                      80,926                   585            1,190            80,321

   Private                                    5,921                     -                -             5,921

                                         --------------------------------------------------------------------

                Total                      $217,810                $3,273           $1,482          $219,601
                                         ====================================================================

 Available for sale:

   GNMA                                    $  7,384                $  581           $    -          $  7,965

   FHLMC                                    106,972                 2,431               93           109,310

   CMO and REMIC                            386,055                 1,022            1,973           385,104

   FNMA                                      90,389                   619              503            90,505
                                         --------------------------------------------------------------------

                Total                      $590,800                $4,653           $2,569          $592,884
                                         ====================================================================

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

                                                                 December 31, 1996
                                         --------------------------------------------------------------------
                                         Amortized          Unrealized         Unrealized         Market
                                            Cost               Gains             Losses            Value
                                         --------------------------------------------------------------------
                                                                   (In Thousands)
 Held to maturity:

   GNMA                                     $  89,715             $ 1,900           $  254         $  91,361

   FHLMC                                       54,162                 514               34            54,642

   FNMA                                        87,484                 392              814            87,062

   Private                                      6,221                   -                -             6,221

   Other                                          161                   -                -               161
                                         --------------------------------------------------------------------

                Total                       $ 237,743             $ 2,806           $1,102         $ 239,447
                                         ====================================================================

 Available for sale:

   GNMA                                     $  20,343             $ 1,656           $  312         $  21,687

   FHLMC                                      116,884               3,038              217           119,705

   CMO and REMIC                              289,718                 858            2,244           288,332

   FNMA                                        84,888                 732              380            85,240
                                         --------------------------------------------------------------------

              Total                         $ 511,833             $ 6,284           $3,153         $ 514,964
                                         ====================================================================

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

         LOANS RECEIVABLE, NET. Loans receivable, net, increased by $75.4 million during the first six months of 1997 to $1.2 billion at June 30, 1997. The following table depicts the composition of the Company's loan portfolio at the dates indicated.

                                                        June 30,                        December 31,
                                                          1997                              1996
                                                 ------------------------           -----------------------
                                                                    % of                              % of
                                                 Amount             Total           Amount            Total
                                                 ------            ------           ------            -----
                                                                  (Dollars in Thousands)

 Mortgage loans - Residential(1)              $ 912,467             76.16%      $  857,053            76.37%
 Consumer loans:
   Equity lines of credit                        45,437              3.79           49,136             4.38
   Second mortgage                               85,165              7.11           77,304             6.89
   Other                                         45,951              3.84           42,867             3.82
                                              ---------            ------       ----------           ------
     Total consumer loans                       176,553             14.74          169,307            15.09
 Commercial loans:
   SBA variable rate loans(2)                    22,231              1.86           25,104             2.24
   Commercial real estate                        49,556              4.14           35,452             3.15
   Business loans                                37,163              3.10           35,380             3.15
                                              ---------            ------       ----------           ------
     Total commercial loans                     108,950              9.10           95,936             8.54
                                              ---------            ------       ----------           ------
     Total loans receivable                   1,197,970            100.00%       1,122,296           100.00%
                                              ---------            =======      ----------           ======
 Less:
   Premium on loans purchased                    (3,101)                            (3,655)
   Allowance for loan losses                      9,815                              9,971
   Deferred loan fees                             2,745                              2,866
                                             ----------                         ----------
 Loans receivable, net                       $1,188,511                         $1,113,114
                                             ==========                         ==========

-------------------------

(1) At June 30, 1997 and December 31, 1996, $593.3 million, or 65%, and $533.9 million, or 62%, respectively, of the Company's residential mortgage loans had adjustable interest rates.
(2) Consists entirely of loans (or securities backed by loans) which are guaranteed by the SBA, with the majority of interest rates adjusting monthly or quarterly. All such loans or securities were purchased by the Company.

         Loans originated and purchased by ComNet totaled $270.2 million for the six months ended June 30, 1997, compared to $257.3 million for the six months ended June 30, 1996. The $13.0 million increase in ComNet's production was primarily attributable to a $71.3 million increase in mortgage loans originated through five Homestead mortgage production offices acquired in the first quarter of 1997, offset, in part, by a decrease in originations generated through ComNet's Wholesale Lending Department. This Department originates loans through a network of correspondent brokers in 25 states. All loans are underwritten using the same criteria as those used for retail originations. Closed loans relating to ComNet's wholesale network totaled $92.1 million during the six months ended June 30, 1997, compared to $136.3 million for the six months ended June 30, 1996.

         ComNet's strategy has been to focus on retail originations in those markets where the Company's local presence gives it a competitive advantage. Closed loans relating to ComNet's retail network totaled $178.1 million during the six months ended June 30, 1997, compared to $121.0 million for the six months ended June 30, 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


         As of June 30, 1997, commercial loans (other than loans guaranteed by the Small Business Administration ("SBA")) totaled $86.7 million, or 7%, of the Company's total loan portfolio, as compared to $70.8 million, or 6%, at December 31, 1996. At June 30, 1997, commercial loans (other than SBA loans) were comprised of $49.6 million of commercial real estate loans and $37.2 million of business loans. At December 31, 1996, commercial loans (other than SBA loans) were comprised of $35.5 million of commercial real estate loans and $35.4 million of business loans. Commercial loans are generally considered to have a greater risk than residential mortgage loans because the risk of borrower default is greater, and the collateral is more likely to decline in value and may be more difficult to liquidate than single-family residences.

         NON-PERFORMING ASSETS. The Company's non-performing assets, which primarily consist of non-accrual loans and real estate acquired through foreclosure, increased by $2.2 million, or 24%, from $9.1 million at December 31, 1996, to $11.3 million at June 30, 1997. At June 30, 1997, the Company's $11.3 million of non-performing assets amounted to 0.50% of total assets. At December 31, 1996, the Company's $9.1 million of non-performing assets amounted to 0.43% of total assets. The increase in non-performing assets was primarily related to loans acquired in the Berks Acquisition. The following table sets forth information relating to the Company's non-performing assets at the dates indicated.

                                                        June 30, 1997           December 31, 1996
                                                        -------------          -------------------

                                                                (Dollars in Thousands)

 Mortgage loans - Residential                              $ 5,206                   $5,240
 Consumer loans                                              1,635                    1,335
 Commercial loans(1)                                         3,574                    1,483
                                                            ------                    -----
   Total non-performing loans                               10,415                    8,058
 Real estate owned, net                                        927                    1,090
                                                            ------                    -----
   Total non-performing assets(1)                          $11,342                   $9,148
                                                            ======                    =====
 Non-performing loans to total loans held for
   investment(1)                                             0.87%                    0.72%
                                                             ====                     ====
 Total non-performing assets to total assets(1)              0.50%                    0.43%
                                                             ====                     ====

-------------------------

(1) Does not include non-performing commercial loans which are fully guaranteed as to principal and interest by the SBA, which amounted to $1.1 million at both June 30, 1997 and December 31, 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


         ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $9.8 million at June 30, 1997, compared to $10.0 million at December 31, 1996. It is management's policy to maintain an allowance for estimated losses on loans based upon an assessment of prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectability of the loan portfolio. At June 30, 1997, the Company's allowance for loan losses amounted to 94% of total non-performing loans and 0.82% of total loans held for investment, as compared to 124% of total non-performing loans and 0.89% of total loans held for investment at December 31, 1996. The Company utilizes these percentages as only one of the factors in assessing the adequacy of the allowance for loan losses at various points in time. The decrease in the allowance for loan losses was primarily attributable to net credit losses on loans acquired in the Berks Acquisition, which were provided for at the time of the purchase. The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.


                                                             For the Six Months Ended June 30,
                                                             ---------------------------------
                                                                1997                    1996
                                                                ----                    ----
                                                                  (Dollars in Thousands)

Allowance at beginning of period                              $9,971                  $7,485
Provision for credit losses                                      600                     100
Charge-offs:
  Mortgage loans - Residential                                 (253)                    (59)
  Consumer loans                                               (461)                    (35)
  Commercial loans                                             (181)                     -
                                                              ------                  ------
    Total charge-offs                                          (895)                    (94)
Recoveries:
  Mortgage loans - Residential                                   114                      73
  Consumer loans                                                  12                      12
  Commercial loans                                                13                       -
                                                              ------                  ------
    Total recoveries                                             139                      85
Allowance acquired in Berks
  Acquisition                                                    -                     2,372
                                                              ------                  ------
Allowance at end of period                                    $9,815                  $9,948
                                                              ======                  ======

Allowance for loan losses to
  total non-performing loans at
 end of period                                                94.24%                 142.16%
                                                              =====                  ======
Allowance for loan losses to
  total loans held for investment
  at end of period                                             0.82%                   0.98%
                                                               ====                    ====

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


         PREMISES AND EQUIPMENT. Premises and equipment decreased by $9.3 million, or 37%, from $25.4 million at December 31, 1996, to $16.1 million at June 30, 1997. The decrease was primarily attributable to the sale of the Company's previous headquarters building and a branch property, which had a combined carrying value of $9.5 million. These transactions resulted in a $1.5 million nonrecurring net gain in the first quarter of 1997.

         INTANGIBLE ASSETS. Intangible assets, which are comprised of the excess of cost over net assets acquired ("Goodwill") and core deposit intangibles ("CDI"), were recorded in connection with the acquisitions of the Meridian branches in 1996 and the Fidelity Federal branches in 1995. The following table details the components of intangible assets at the dates indicated.

                                                      June 30, 1997      December 31, 1996
                                                      -------------      -----------------

                                                                  (In Thousands)

Goodwill (Meridian)                                         $21,889               $22,791

CDI (Meridian)                                               11,660                13,199

Goodwill (Fidelity Federal)                                  11,862                12,398

CDI (Fidelity Federal)                                        2,667                 2,832
                                                            -------               -------

Total                                                       $48,078               $51,220
                                                            =======               =======

         MORTGAGE SERVICING RIGHTS. At June 30, 1997, ComNet's total servicing portfolio was $2.3 billion, compared to $2.1 billion at December 31, 1996. During the six months ended June 30, 1997, ComNet's servicing portfolio increased by $253.5 million, or 12%. At June 30, 1997 and December 31, 1996, ComNet was servicing $1.5 billion and $1.3 billion, respectively, of third party loans, as well as $871.6 million and $747.8 million, respectively, of loans held by the Company for investment and sale. The following table details the components of mortgage servicing rights, at the dates indicated.

                                                      June 30, 1997          December 31,1996
                                                      -------------          ----------------

                                                                 (In Thousands)
Purchased Mortgage Servicing Rights                         $1,928                $2,243

Capitalized Excess Servicing Fees                            3,362                 3,573

Originated Mortgage Servicing Rights                         2,448                 1,861
                                                            ------                ------

Total                                                       $7,738                $7,677
                                                            ======                ======

         BORROWINGS. The Company's borrowings consist primarily of advances from the FHLB and securities sold under agreements to repurchase. FHLB advances increased by $59.0 million, or 34%, to $234.0 million at June 30, 1997, from $175.0 million at December 31, 1996. Repurchase agreements increased by $61.9 million, or 35%, to $238.6 million at June 30, 1997, from $176.7 million at December 31, 1996. The Company's borrowings are used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business. Dependent upon the funding requirements and interest rate risk considerations, these borrowings are hedged with off-balance-sheet financial instruments.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


REGULATORY CAPITAL REQUIREMENTS.

The following table sets forth the Bank's compliance with applicable regulatory capital requirements at June 30, 1997 (dollars in thousands):

                                                                                          To Be Well
                                                                 Minimum                  Capitalized
                                                                 For Capital              For Prompt
                                                                 Adequacy                 Corrective Action
                                    Actual                       Purposes                 Provisions
                             -----------------------------------------------------------------------------------
                              Ratio        Amount           Ratio          Amount        Ratio        Amount
                             -------------------------------------------------------------------------------------

Stockholders' equity,
  and ratio to OTS
  total assets                 8.7%       $  197,511

                              -----
Intangible assets                            (48,078)

Unrealized losses on
  available-for-sale
  securities, net of tax                      (1,385)

                                          -----------
Tangible capital,
  and ratio to OTS
  adjusted total assets        6.7%       $  148,048        1.5%           $33,124

                              -----       ==========        -----          =======
Core capital,
  and ratio to OTS
  adjusted total assets        6.7%       $  148,048        3.0%           $66,249        5.0%        $110,415

                              -----      ===========        ----           =======       -----        ========
Core capital,
  and ratio to OTS
  risk-weighted assets        13.3%       $  148,048                                      6.0%        $ 66,968

                              -----       ----------                                     -----        ========
Allowance for loan
  and lease losses                             9,815

                                          ----------
Supplementary capital                          9,815

                                          ----------
Total risk-based capital,
  and ratio to OTS
  risk-weighted assets (1)    14.1%      $   157,863        8.0%           $89,290       10.0%        $111,613

                              -----      ===========        ----           =======       -----        ========

OTS total assets                          $2,257,760
                                          ==========

OTS adjusted total assets                 $2,208,297
                                          ==========

OTS risk-weighted assets                  $1,116,129
                                          ==========

(1) Does not reflect the interest rate risk component to the risk-based capital requirement, the effective date of which has been postponed.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


                 Commonwealth Bancorp, Inc. and Subsidiaries
                            Average Balance Report

                                                                     Quarter Ended June 30,
                                          -----------------------------------    --------------------------------------
                                                          1997                                   1996
                                          -----------------------------------    --------------------------------------
                                                                     Average                                    Average
                                            Average                   Yield/      Average                       Yield/
                                            Balance     Interest      Cost(e)     Balance      Interest         Cost(e)
                                            -------     --------     --------     --------     --------         -------
Interest-earning assets:
Loans receivable(a):
Mortgage loans - residential               $851,782      $16,026        7.55%    $682,395       $12,770          7.53%
Consumer loans                              172,338        3,908        9.10%     118,540         2,744          9.31%
Commercial real estate loans                 44,522          977        8.80%      16,303           324          7.99%
Business loans                               58,594        1,116        7.64%      30,135           615          8.21%
                                         ----------      -------        -----  ----------       -------          -----
   Total loans receivable                 1,127,236       22,027        7.84%     847,373        16,453          7.81%
                                         ----------      -------        -----  ----------       -------          -----
Mortgage loans held for sale                 56,466        1,022        7.26%      50,872           862          6.82%
Mortgage-backed securities                  815,991       14,246        7.00%     598,940        10,401          6.98%
Investment securities                        80,634        1,234        6.14%      48,283           781          6.51%
Other earning assets(b)                      26,785          589        8.82%      43,062           787          7.35%
                                         ----------      -------        -----  ----------       -------          -----
Total interest-earning assets             2,107,112       39,118        7.45%   1,588,530        29,284          7.41%
Non-interest-earning assets                 149,436      -------        -----     104,051       -------          -----
                                         ----------                            ----------
  Total assets                           $2,256,548                            $1,692,581
                                         ==========                            ----------

Interest-bearing liabilities
 Deposits:
   Demand deposits(c)                      $548,707        3,377        2.47%    $439,976         2,918          2.67%
   Passbook savings deposits                254,639        1,397        2.20%     236,291         1,166          1.98%
   Certificates of deposit                  720,300        9,737        5.42%     533,740         6,881          5.19%
                                         ----------      -------        -----  ----------       -------          -----
     Total deposits                       1,523,646       14,511        3.82%   1,210,007        10,965          3.64%
                                         ----------      -------        -----  ----------       -------          -----
 Notes payable and other borrowings
   Repurchase agreements                    246,681        3,634        5.91%     164,074         2,370          5.81%
   FHLB Advances                            216,429        3,059        5.67%     126,404         1,781          5.67%
   Other borrwings                                0            0        0.00%       1,255            24          7.69%
                                         ----------      -------        -----  ----------       -------          -----
     Total borrowings                       463,110        6,693        5.80%     291,733         4,175          5.76%
                                         ----------      -------        -----  ----------       -------          -----
Total interest-bearing liabilities(d)     1,986,756       21,204        4.28%   1,501,740        15,140          4.05%
Non-interest-bearing liabilities             55,943      -------        -----      34,512       -------          -----
                                         ----------                            ----------
  Total liabilities                       2,042,699                             1,536,252
Shareholders' Equity                        213,849                               156,329
                                         ----------                            ----------
  Total liabilities and equity           $2,256,548                            $1,692,581
                                         ==========                            ==========
Net interest-earning assets                $120,356                               $86,790
                                         ==========                            ==========
Net interest income/
 interest rate spread                                    $17,914        3.17%                   $14,144          3.36%
                                                         =======      =======                   =======        =======
Net interest margin                                                     3.41%                                    3.58%
                                                                      =======                                  =======
Ratio of average interest-earning assets
 to average interest-bearing liabilities                              106.06%                                  105.78%
                                                                      =======                                  =======


                                                                        Year To Date Ended June 30,
                                          -----------------------------------------     --------------------------------------
                                                             1997                                        1996
                                          -----------------------------------------     --------------------------------------
                                                                           Average                                     Average
                                            Average                         Yield/        Average                       Yield/
                                            Balance        Interest         Cost(e)       Balance      Interest        Cost(e)
                                            -------        --------        --------       --------     --------        -------
Interest-earning assets:
Loans receivable(a):
Mortgage loans - residential                $844,977        $31,905          7.61%        $664,487      $25,017          7.57%
Consumer loans                               170,342          7,595          8.99%         114,338        5,345          9.40%
Commercial real estate loans                  41,310          1,818          8.87%          13,306          554          8.37%
Business loans                                59,584          2,260          7.65%          30,793        1,152          7.52%
                                          ----------        -------          -----      ----------      -------          -----
   Total loans receivable                  1,116,213         43,578          7.87%         822,924       32,068          7.84%
                                          ----------        -------          -----      ----------      -------          -----
Mortgage loans held for sale                  42,195          1,526          7.29%          45,457        1,627          7.20%
Mortgage-backed securities                   805,416         28,067          7.03%         555,160       19,371          7.02%
Investment securities                         71,961          2,248          6.30%          46,340        1,503          6.52%
Other earning assets(b)                       28,929          1,154          8.04%          41,788        1,388          6.68%
                                          ----------        -------          -----      ----------      -------          -----
Total interest-earning assets              2,064,714         76,573          7.48%       1,511,669       55,957          7.44%
Non-interest-earning assets                  145,246        -------          -----          99,333      -------          -----
                                          ----------                                    ----------
  Total assets                            $2,209,960                                    $1,611,002
                                          ==========                                    ==========

Interest-bearing liabilities
 Deposits:
   Demand deposits(c)                       $535,903          6,532          2.46%        $437,223        5,871          2.70%
   Passbook savings deposits                 257,525          2,816          2.21%         200,759        1,998          2.00%
   Certificates of deposit                   717,186         19,078          5.36%         525,136       13,636          5.22%
                                          ----------        -------          -----      ----------      -------          -----
     Total deposits                        1,510,614         28,426          3.79%       1,163,118       21,505          3.72%
                                          ----------        -------          -----      ----------      -------          -----
 Notes payable and other borrowings
   Repurchase agreements                     231,604          6,805          5.93%         152,531        4,579          6.04%
   FHLB Advances                             200,862          5,580          5.60%         115,948        3,290          5.71%
   Other borrwings                                 0              0          0.00%           1,809           56          6.23%
                                          ----------        -------          -----      ----------      -------          -----
     Total borrowings                        432,466         12,385          5.78%         270,288        7,925          5.90%
                                          ----------        -------          -----      ----------      -------          -----
Total interest-bearing liabilities(d)      1,943,080         40,811          4.24%       1,433,406       29,430          4.13%
Non-interest-bearing liabilities              48,156        -------          -----          31,015      -------          -----
                                          ----------                                    ----------
  Total liabilities                        1,991,236                                     1,464,421
Shareholders' Equity                         218,724                                       146,581
                                          ----------                                    ----------
  Total liabilities and equity            $2,209,960                                    $1,611,002
                                          ==========                                    ==========
Net interest-earning assets                 $121,634                                       $78,263
                                          ==========                                    ==========
Net interest income/
 interest rate spread                                       $35,762          3.24%                      $26,527          3.31%
                                                            =======        =======                      =======        =======
Net interest margin                                                          3.49%                                       3.53%
                                                                           =======                                     =======
Ratio of average interest-earning assets
 to average interest-bearing liabilities                                   106.26%                                     105.46%
                                                                           =======                                     =======



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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

         GENERAL. Net income was $3.7 million, or $0.23 per common share, for the second quarter of 1997, as compared to $3.2 million, or $0.33 per common share, for the second quarter of 1996. For the six months ended June 30, 1997, net income was $8.4 million, or $0.51 per common share, compared to $5.8 million, or $0.66 per common share, for the six months ended June 30, 1996.
The decrease in earnings per share was primarily attributable to an increase in the number of common shares outstanding after the completion of the Company's Conversion, Reorganization and Stock Offering in June 1996. As part of that transaction, former holders of Commonwealth Bank common stock exchanged each of their shares for 2.0775 shares of Commonwealth Bancorp, Inc. common stock.

         NET INTEREST INCOME. Net interest income was $17.9 million in the second quarter of 1997, an increase of 27% compared to $14.1 million in the second quarter of 1996. For the six months ended June 30, 1997, net interest income increased by 35%, to $35.8 million, versus $26.5 million for the same period in 1996. The increases were primarily attributable to sharply higher interest-earning asset levels, offset, in part, by a lower net interest margin.

         Average interest-earning assets totaled $2.1 billion for both the second quarter and six months ended June 30, 1997. This compared to $1.6 billion and $1.5 billion in the second quarter and six months ended June 30, 1996, respectively. The increases were due primarily to the Berks Acquisition and to the leveraging of capital raised in the Company's Conversion, Reorganization and Stock Offering. In addition, growth in supermarket banking and business banking contributed to the increase in interest-earning assets.

         The net interest margin was 3.41% in the second quarter of 1997, down from 3.58% in the second quarter of 1996. The decrease was primarily attributable to a 0.19% reduction in the spread between the yield on interest-earning assets and the cost of interest-bearing liabilities (net interest spread). The reduction in the second quarter net interest spread was primarily due to an increase in the average cost of the Bank's certificates of deposit, which, in turn, was primarily attributable to the maturity of favorably priced certificates of deposit. The decrease in the net interest spread was offset, in part, by a 0.02% increase in the favorable effect relating to interest free funds. The 0.02% increase in the favorable effect relating to interest free funds in the second quarter of 1997 was net of a 0.05% unfavorable effect relating to the Company's repurchase of common stock.

         For the six months ended June 30, 1997, the net interest margin was 3.49%, versus 3.53% in the comparable 1996 period. The decrease was attributable to a 0.07% decrease in the net interest spread, offset, in part, by a 0.03% increase in the favorable effect relating to interest free funds. The reduction in the net interest spread for the first six months of 1997, was attributable to the same factors responsible for the second quarter decrease. The 0.03% increase in the favorable effect relating to interest free funds in the first six months of 1997 was net of a 0.04% unfavorable effect relating to the Company's repurchase of common stock.

         NONINTEREST INCOME. Noninterest income totaled $4.0 million in the second quarter of 1997, compared to $3.0 million in the second quarter of 1996. The increase reflected a $0.8 million increase in the net gain on sale of mortgage loans, which was primarily attributable to an increase in servicing released premiums on loans originated through five Homestead mortgage production offices acquired in the first quarter of 1997. Also contributing to the increase in noninterest income in the second quarter of 1997 was a $0.6 million increase in deposit fees. The increase in deposit fees was primarily attributable to the Berks Acquisition, growth in supermarket banking, expansion of Commonwealth's business banking activities, and increased ATM fees. These increases were partially offset by a $0.3 million decrease in mortgage servicing fees and a $0.2 million net loss on the sale of mortgage-backed securities in the second quarter of 1997. The sale of mortgage-backed securities was related to a restructuring of the Company's mortgage-backed securities portfolio, which was undertaken to improve future earnings from the portfolio.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


         Noninterest income was $9.3 million for the six months ended June 30, 1997, compared to $6.4 million for the same 1996 period. The increase reflected a $1.5 million net gain on the sale of the Company's previous
headquarters building and the sale of a branch property.   Also contributing to
the increase in noninterest income for the six months ended June 30, 1997 was a $1.1 million increase in deposit fees and a $0.6 million increase in the net gain on sale of mortgage loans. These increases were primarily attributable to the same factors responsible for the increases in the second quarter of 1997. Partially offsetting the preceding favorable effects, was a $0.3 million decrease in servicing fees and a $0.2 million net loss on the sale of mortgage-backed securities.

         NONINTEREST EXPENSE. Noninterest expense was $16.1 million in the second quarter of 1997, compared to $12.2 million in the second quarter of 1996. The increase was primarily attributable to higher expenses relating to the Berks Acquisition and the acquisition of the Homestead mortgage production offices, as well as to expenses related to growth in supermarket banking and expansion of business banking activities. The increase in noninterest expense was offset, in part, by a $0.5 million decrease in FDIC premium expense. This decrease was related to a reduction in deposit insurance premiums from $0.23 to
approximately $0.06 per $100 of deposits.   Also partially offsetting the
increase in noninterest expense was the $0.4 million reversal of the Bank's pension liability, and the $0.4 million reversal of a liability relating to a contract with the Company's data processing provider. During the second quarter of 1997, the Bank terminated its defined benefit pension plan, and replaced it with a target benefit plan.

         Noninterest expense was $31.8 million for the six months ended June 30, 1997, compared to $23.9 million for the same period in 1996. The increase was primarily attributable to the same factors responsible for the increase in the second quarter of 1997. The increase in noninterest expense was offset, in part, by a $1.1 million decrease in FDIC premium expense, relating to a reduction in deposit insurance premiums and to a $0.2 million refund of prior year FDIC premiums received in the first quarter of 1997.

         PROVISION FOR CREDIT LOSSES. Provision for credit losses totaled $0.3 million and $0.6 million in the second quarter and six months ended June 30, 1997, respectively. The provision for credit losses totaled $0.1 million in the second quarter and six months ended June 30, 1996. At June 30, 1997, the allowance for credit losses totaled $9.8 million, or 0.82% of loans, compared to $9.9 million, or 0.98%, at June 30, 1996 and $10.0 million, or 0.89%, at December 31, 1996. The decrease in the allowance for loan losses was primarily attributable to net credit losses on loans acquired in the Berks Acquisition, which were provided for at the time of the purchase.

         PROVISION FOR INCOME TAXES. Provision for income taxes was $1.8 million, or 33% of income before income taxes in the second quarter of 1997, compared to $1.7 million, or 35%, in the second quarter of 1996. For the first six months of 1997, provision for income taxes was $4.3 million, or 34% of income before income taxes, compared to $3.2 million, or 35%, in the first six months of 1996. The decrease in the income tax rate in the second quarter and first six months of 1997 was primarily attributable to low income housing tax credits in 1997.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         There are no material legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their property is subject, other than proceedings routine to the business of the Company and its subsidiaries.

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

Item 6.  Exhibits and Reports on Form 8-K.

         a)  Not applicable.

         b) On June 18, 1997, the Company filed a Current Report on Form 8-K to report under Item 5, its commencement of the stock repurchase program and its declared cash dividend. On July 16, 1997, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the second quarter of 1997.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             COMMONWEALTH BANCORP, INC.


DATE: August 8, 1997         /s/ Charles H. Meacham
                             --------------------------------------------------
                             Charles H. Meacham
                             Chairman and Chief Executive Officer
                             (Principal Executive Officer)

DATE: August 8, 1997         /s/ Charles M. Johnston
                             --------------------------------------------------
                             Charles M. Johnston
                             Senior Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)