Form 10-Q
period 1997-09-30
COMMONWEALTH BANCORP INC
filed 1997-11-12
CIK 1005126

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended..............................September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from................to.....................
           Commission File No............................................0-27942

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 6, 1997, there were 17,996,473 issued and 16,244,873 outstanding shares of the Registrant's Common Stock.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                                TABLE OF CONTENTS

Item                                                                                            Page
No.                                                                                             No.
---                                                                                             ---
           PART I - CONSOLIDATED FINANCIAL INFORMATION

 1         Consolidated Financial Statements

           Consolidated Balance Sheets at September 30, 1997 and December 31, 1996               3

           Consolidated Statements of Income for the Quarter and Nine Month                      4
            Periods Ended September 30, 1997 and 1996

           Consolidated Statements of Changes in Shareholders' Equity for the Nine Month
            Periods Ended September 30, 1997 and 1996                                            5

           Consolidated Statements of Cash Flows for the Nine Month
            Periods Ended September 30, 1997 and 1996                                            6

           Notes to Consolidated Financial Statements                                            8

 2         Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                          11

           PART II - OTHER INFORMATION

 1         Legal Proceedings                                                                    24

 2         Changes in Securities                                                                24

 3         Default Upon Senior Securities                                                       24

 4         Submission of Matters to a Vote of  Security Holders                                 24

 5         Other Information                                                                    24

 6         Exhibits and Reports on Form 8-K                                                     24

                   Commonwealth Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                        September 30,       December 31,
                                                                                            1997                1996
                                                                                        -------------       ------------
                                                                                        (Unaudited)
Assets:
Cash and due from banks                                                                 $    50,036         $    39,268
Interest-bearing deposits                                                                       -                15,111
Short-term investments available for sale                                                     1,074               5,723
Mortgage loans held for sale                                                                 45,086              17,335
Investment securities
   Securities available for sale (cost of $55,373
     and $53,815, respectively), at market value                                             56,402              53,935
Mortgage-backed securities
   Securities held to maturity (market value of $209,715
     and $239,447, respectively), at cost                                                   206,559             237,743
   Securities available for sale (cost of $561,614
     and $511,833, respectively), at market value                                           566,337             514,964
Loans receivable, net                                                                     1,233,319           1,113,114
Accrued interest receivable, net                                                             14,261              13,339
FHLB stock, at cost                                                                          14,175              11,159
Premises and equipment, net                                                                  18,887              25,369
Intangible assets                                                                            46,661              51,220
Mortgage servicing rights                                                                     7,810               7,677
Other assets, including net deferred taxes of $364 and
   $1,144, respectively                                                                      17,492              14,004
                                                                                        -----------         -----------
                                         Total assets                                   $ 2,278,099         $ 2,119,961
                                                                                        ===========         ===========

Liabilities:
  Deposits                                                                              $ 1,528,514         $ 1,491,450
  Notes payable and other borrowings:
     Secured notes due to Federal Home Loan Bank of Pittsburgh                              213,000             175,000
     Securities sold under agreements to repurchase                                         264,677             176,674
  Advances from borrowers for taxes and insurance                                            16,844              23,883
  Accrued interest payable, accrued expenses and other liabilities                           43,581              21,030
                                                                                        -----------         -----------
                                         Total liabilities                                2,066,616           1,888,037
                                                                                        -----------         -----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.10 par value; 5,000,000 shares
     authorized; none issued                                                                    -                  -
  Common stock, $0.10 par value; 30,000,000 shares authorized;
      17,994,291 shares issued and 16,242,691 outstanding at September 30, 1997;
      17,953,613 shares issued and outstanding at December 31, 1996                           1,800               1,795
  Additional paid-in capital                                                                133,236             132,931
  Retained earnings                                                                         114,652             105,577
  Unearned stock benefit plan compensation                                                  (13,319)            (10,510)
  Unrealized gain on marketable securities, net                                               3,797               2,131
  Treasury stock, at cost; 1,751,600 shares at September 30, 1997                           (28,683)               -
                                                                                        -----------         -----------
                                         Total shareholders' equity                         211,483             231,924
                                                                                        -----------         -----------
Total liabilities and shareholders' equity                                              $ 2,278,099         $ 2,119,961
                                                                                        ===========         ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except share amounts)

                                                                            For the Quarter                For the Nine Months
                                                                           Ended September 30,             Ended September 30,
                                                                           1997            1996            1997           1996
                                                                       ------------    ------------    ------------    ------------
                                                                              (Unaudited)                      (Unaudited)
Interest income:
  Interest on loans                                                         $24,274         $20,208         $69,378         $53,903
  Interest and dividends on deposits and money
     market investments                                                         436             870           1,590           2,258
  Interest on investment securities                                             966             991           3,214           2,494
  Interest on mortgage-backed securities                                     13,861          12,707          41,928          32,078
                                                                       ------------    ------------    ------------    ------------
                  Total interest income                                      39,537          34,776         116,110          90,733
Interest expense:
  Interest on deposits                                                       14,942          13,759          43,368          35,264
  Interest on notes payable and other borrowings                              6,971           4,225          19,356          12,150
                                                                       ------------    ------------    ------------    ------------
                  Total interest expense                                     21,913          17,984          62,724          47,414
                                                                       ------------    ------------    ------------    ------------
                  Net interest income                                        17,624          16,792          53,386          43,319
Provision for loan losses                                                       300             201             900             301
                                                                       ------------    ------------    ------------    ------------

                  Net interest income after provision for loan losses        17,324          16,591          52,486          43,018

Noninterest income:
  Deposit fees and related income                                             2,076           1,461           5,373           3,667
  Servicing fees                                                              1,468           1,323           3,794           3,950
  Net gain on sales of mortgage loans                                         1,666             487           3,298           1,485
  Net loss on sales of securities                                               -               -              (175)            -
  Net loss on sales of foreclosed real estate                                   (29)            (78)           (130)           (204)
  Other                                                                         512           1,519           2,862           2,234
                                                                       ------------    ------------    ------------    ------------
                  Total noninterest income                                    5,693           4,712          15,022          11,132
                                                                       ------------    ------------    ------------    ------------
Noninterest expense:
  Compensation and employee benefits                                          8,679           6,952          24,500          18,618
  Occupancy and office operations                                             2,613           2,348           7,634           6,279
  FDIC premium                                                                  191           7,455             357           8,716
  Advertising and promotion                                                     501             560           1,383           1,296
  Amortization of intangible assets                                           1,417           1,723           4,573           2,860
  Other                                                                       3,631           3,367          10,427           8,518
                                                                       ------------    ------------    ------------    ------------
                  Total noninterest expense                                  17,032          22,405          48,874          46,287
                                                                       ------------    ------------    ------------    ------------
                  Income (loss) before income taxes                           5,985          (1,102)         18,634           7,863
Income tax provision (benefit)                                                1,984            (423)          6,283           2,735
                                                                       ------------    ------------    ------------    ------------
Net income (loss)                                                            $4,001           ($679)        $12,351          $5,128
                                                                       ============    ============    ============    ============
Weighted-average number of shares outstanding                            15,968,267      17,124,366      16,195,633      11,603,803
                                                                       ============    ============    ============    ============
Earnings per share                                                            $0.25          ($0.04)          $0.76           $0.44
                                                                       ============    ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                 (in thousands)
                                   (Unaudited)

                                                                                  Unearned      Unrealized
                                          Common           Additional               Stock       Gain/(Loss)
                                          Shares   Common    Paid-in   Retained  Benefit Plan  On Marketable    Treasury
                                       Outstanding  Stock    Capital   Earnings  Compensation  Securities, net    Stock     Total
-----------------------------------------------------------------------------------------------------------------------------------
Fiscal 1996
-----------
Balance at December 31, 1995              8,629     $863     $36,686    $99,165    ($2,337)     $2,659             -      $137,036

  Net income                                                              5,128                                              5,128
  Dividends                                                              (1,948)                                            (1,948)
  Release of ESOP shares (a)                                     239                   592                                     831
  Amortization of unearned
   compensation                                                                        189                                     189
  Exercise of stock options                  13        1         133                                                           134
  Decrease in unrealized gain on
   marketable securities, net of tax                                                            (2,854)                     (2,854)
  Issuance and exchange of common
   stock as a result of the
   conversion/reorganization (b)          9,311      931      95,791                (7,898)(c)                              88,824
  Assets consolidated from
   Commonwealth Mutual Holding
   Company                                                                  100                                                100

                                        -------------------------------------------------------------------------------------------
Balance at September 30, 1996            17,953   $1,795    $132,849   $102,445    ($9,454)      ($195)            -      $227,440
                                        ===========================================================================================

Fiscal 1997
-----------
Balance at December 31, 1996             17,954   $1,795    $132,931   $105,577   ($10,510)     $2,131             -      $231,924

  Net income                                                             12,351                                             12,351
  Dividends                                                              (3,276)                                            (3,276)
  Release of ESOP shares (d)                                     548                   691                                   1,239
  Amortization of unearned
   compensation                                                                        995                                     995
  Exercise of stock options                  83        9         391                                                           400
  Cash in lieu of fractional shares          (2)                 (21)                                                          (21)
  Stock retired                             (40)      (4)       (613)                                                         (617)
  Increase in unrealized gain on
   marketable securities, net of tax                                                             1,666                       1,666
  Common stock acquired by stock
   benefit plans                                                                    (4,495)                                 (4,495)
  Purchase of Treasury stock             (1,752)                                                                (28,683)   (28,683)

                                        -------------------------------------------------------------------------------------------
Balance at September 30, 1997            16,243   $1,800    $133,236   $114,652   ($13,319)     $3,797         ($28,683)  $211,483
                                        ===========================================================================================

----------

  (a) Pre-conversion shares totaling 12,485 were released during the quarter ended March 31, 1996; 52,468 post conversion shares were released during the six months ended September 30, 1996.

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

  (d) Post-conversion shares totaling 78,702 were released during the nine months ended September 30, 1997.

The accompanying notes are an integral part of the consolidated financial statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                   1997             1996
                                                                                 ---------        ---------
                                                                                        (Unaudited)
Operating activities:
   Net income                                                                    $  12,351        $   5,128
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities-
      Proceeds from loans sold to others                                           218,294          217,864
      Loans originated for sale                                                   (207,390)        (138,804)
      Purchases of loans held for sale                                             (37,383)         (73,729)
      Principal collection on mortgage loans held for sale                             384            3,721
      Net gain on sales of mortgage loans                                           (3,298)          (1,485)
      Increase in net deferred loan fees                                               126              396
      Provision for loan losses and foreclosed real estate                             965              561
      Net (gain) loss on sales of assets                                            (1,531)             204
      Depreciation and amortization                                                  2,341            2,194
      Net amortization of other assets and liabilities                               7,604            4,855
      Interest reinvested on repurchase agreements                                  (9,932)          (5,318)
      Changes in assets and liabilities-
        (Increase) Decrease in-
          Accrued interest receivable, net                                            (922)          (2,708)
          Deferred income taxes                                                        780             (282)
          Other assets                                                              (6,918)          (7,587)
        (Decrease) Increase in-
          Advances from borrowers for taxes and insurance                           (7,039)         (10,547)
          Accrued interest payable, accrued expenses and other liabilities          22,549           21,130
                                                                                 ---------        ---------
            Net cash provided by (used in) operating activities                  ($  9,019)       $  15,593
                                                                                 ---------        ---------

                                                                                                 (continued)


The accompanying notes are an integral part of the consolidated financial statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                       For the Nine Months
                                                                       Ended September 30,
                                                                       1997            1996
                                                                    ---------        ---------
                                                                           (Unaudited)
Investing activities:
   Proceeds from maturities of investment securities                  $38,000          $18,749
   Purchases of investment securities                                 (39,402)         (32,894)
   Proceeds from sale of mortgage-backed securities                    41,770             -
   Purchases of mortgage-backed securities                           (174,616)        (412,676)
   Principal collected on mortgage-backed securities                  114,249           95,632
   Principal collected on loans                                       169,153           89,296
   Loans originated                                                  (267,917)         (63,328)
   Loans purchased                                                    (21,309)        (152,440)
   Sales of real estate acquired through foreclosure                    1,134              433
   Purchase of FHLB Stock                                              (3,016)          (5,343)
   Sale of FHLB Stock                                                     -              3,096
   Purchases of premises and equipment                                 (5,473)          (3,718)
   Acquisition of Branch                                                  -            215,170
   Proceeds from sales of assets                                       11,145                5
                                                                    ---------        ---------
         Net cash used in investing activities                       (136,282)        (248,018)
                                                                    ---------        ---------

Financing activities:
   Net increase in deposits                                            37,064           12,213
   Proceeds from notes payable and other borrowings                   324,815          362,162
   Repayment of notes payable and other borrowings                   (188,880)        (220,923)
   Net (purchase) issuance of common stock                            (33,416)          88,958
   Cash dividends paid                                                 (3,274)          (1,948)
                                                                    ---------        ---------
         Net cash provided by financing activities                    136,309          240,462
                                                                    ---------        ---------
         Net (decrease) increase in cash and cash equivalents          (8,992)           8,037
Cash and cash equivalents at beginning of period                       60,102           50,177
                                                                    ---------        ---------
Cash and cash equivalents at end of period                            $51,110          $58,214
                                                                    =========        =========

Supplemental disclosures of cash flow information:
   Cash paid during the year for-
       Interest                                                       $49,088          $35,185
                                                                    =========        =========
       Income taxes                                                    $6,925           $4,266
                                                                    =========        =========


The accompanying notes are an integral part of the consolidated financial statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Basis of Presentation

           In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Commonwealth Bancorp, Inc.'s ("Commonwealth" or the "Company") financial condition as of September 30, 1997, and the results of operations, changes in shareholders' equity, and cash flows for the periods presented. The financial data for periods prior to June 14, 1996 is for Commonwealth Bank ("Bank").

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

3.         Shareholders' Equity

           On September 16, 1997, the Board of Directors declared a $0.07 per share cash dividend for the three months ended September 30, 1997, which was payable on October 10, 1997 to shareholders of record at the close of business on September 26, 1997. During both the first and third quarters of 1997, the Company purchased 0.9 million shares of treasury stock, at an average share price of $15.34 and $17.47, respectively, for an aggregate purchase of $13.8 million and $14.9 million, respectively.

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

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           In February 1997, SFAS No. 128, "Earnings per share," was issued. This statement specified the computation, presentation, and disclosure requirements for earnings per share ("EPS"). The main objectives of the statement were to simplify the EPS calculation and to make EPS comparable on an international basis. Effective for both interim and annual periods ending after December 15, 1997, primary and fully diluted EPS will be replaced by basic and diluted EPS. Prior period results will be restated. The most significant difference is that basic EPS no longer assumes potentially dilutive securities in the computation. Calculating EPS under the new method has no material impact on 1996 or nine months ended September 30, 1997 EPS figures.

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

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.         Earnings Per Share

           Earnings per share of common stock were $0.25 in the third quarter of 1997, compared to a net loss of ($0.04) per share in the third quarter of 1996. Earnings per share of common stock were $0.76 for the nine months ended September 30, 1997, compared to $0.44 per share for the nine months ended September 30, 1996. Exclusive of the SAIF special assessment, earnings per share of common stock would have been $0.22 for the third quarter of 1996 and $0.83 for the nine months ended September 30, 1996. The decrease in earnings per share for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, as adjusted, was primarily attributable to an increase in the number of common shares outstanding after the completion of the Company's second-step conversion in June 1996, as well as the time required to deploy the related capital into investments with acceptable long-term profitability characteristics.

           Earnings per share were computed by dividing net income for the quarter and nine months ended September 30, 1997 and 1996 by the weighted average number of shares of common stock outstanding during the period, adjusted for Employee Stock Ownership Plan ("ESOP") shares that have not been committed to be released, and the effects of shares held by the Recognition Plans. Stock options are considered common stock equivalents and are included in the computation of the number of outstanding shares using the treasury stock method, unless such options are antidilutive. Such average shares outstanding were 15,968,267 and 17,124,366 for the quarter ended September 30, 1997 and 1996, respectively. The average shares outstanding were 16,195,633 and 11,603,803 for the nine months ended September 30, 1997 and 1996, respectively. Common shares outstanding exclude treasury shares.

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

           On January 31, 1997, Commonwealth Bank, through ComNet, acquired five mortgage production offices of Homestead Mortgage, Inc. ("Homestead") located in Maryland and Pennsylvania. These offices originate mortgages in Delaware, the District of Columbia, Maryland, Pennsylvania, and Virginia. Under the terms of the transaction, the group will continue to operate under the Homestead Mortgage name in the District of Columbia, Maryland, and Virginia. During the first nine months of 1997, the Homestead offices originated loans totaling $113.2 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           GENERAL. The Company is a Pennsylvania corporation which is the holding company for the Bank. Commonwealth Bank is a Federally chartered stock savings bank, primarily regulated by the Office of Thrift Supervision ("OTS"). The Bank conducts business from its executive offices in Norristown, Pennsylvania and, as of September 30, 1997, 56 full-service offices located in southeast Pennsylvania. ComNet Mortgage Services, a division of the Bank, also located in Norristown, conducts business through loan origination offices located in Pennsylvania, Connecticut, Maryland, New Jersey, and Rhode Island. ComNet also conducts business through its wholesale network, which includes correspondents in 25 states.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

FINANCIAL CONDITION

           GENERAL. Total assets increased by $158.1 million, or 7%, from $2.1 billion at December 31, 1996, to $2.3 billion at September 30, 1997. The increase was primarily the result of a $120.2 million increase in loans receivable. Increases in mortgage loans held for sale and mortgage-backed securities also contributed to the increase in total assets. These increases were offset, in part, by a decrease in cash, interest-bearing deposits, and short-term investments ("cash and cash equivalents"), premises and equipment, and intangible assets. Total liabilities increased by $178.6 million, or 9%, from $1.9 billion at December 31, 1996, to $2.1 billion at September 30, 1997. This increase was primarily the result of increases in securities sold under agreements to repurchase, secured notes due to the Federal Home Loan Bank of Pittsburgh ("FHLB"), and deposits. Shareholders' equity as of September 30, 1997, equaled $211.5 million, compared to $231.9 million at December 31, 1996. This $20.4 million, or 9%, decrease was primarily the result of the $28.7 million purchase of 1.8 million shares of treasury stock, and to the $4.5 million purchase of 0.3 million shares of common stock for benefit plans, offset, in part, by a $9.1 million, or 9%, increase in retained earnings.

           CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased by $9.0 million, or 15%, from $60.1 million at December 31, 1996, to $51.1 million at September 30, 1997. The decrease was primarily related to the investment of excess liquidity in loans receivable.

           MORTGAGE LOANS HELD FOR SALE. Mortgage loans held for sale increased by $27.8 million, or 160%, from $17.3 million at December 31, 1996, to $45.1 million at September 30, 1997. The increase was attributable to an increase in loans originated during September 1997, primarily as a result of loans closed by the Homestead mortgage production offices.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

           INVESTMENT SECURITIES. Investment securities increased by $2.5 million, or 5%, from $53.9 million at December 31, 1996, to $56.4 million at September 30, 1997. The increase was primarily the result of purchases of U.S. Treasury and U.S. Government agency securities and other equity securities, which further diversify the Company's earning assets, offset, in part, by the maturity or call of U.S. Treasury and U.S. Government agency securities. Investments in debt and equity securities at September 30, 1997 and December 31, 1996, were as follows:

                                                              September 30, 1997
                                   ---------------------------------------------------------------------
                                       Amortized         Unrealized        Unrealized       Market
                                         Cost               Gains            Losses         Value
                                   ---------------------------------------------------------------------
                                                                (In Thousands)
Available for sale:
  U.S. Treasury and U.S.
    Government agency securities          $39,972          $    84           $    -          $40,056
  Mortgage Security Mutual Fund             2,326               26                -            2,352
  Equity Servicing Partnership              4,819                -                -            4,819
  Other Equity Investments                  8,256              919                -            9,175
                                   ---------------------------------------------------------------------
                   Total                  $55,373          $ 1,029           $    -          $56,402
                                   =====================================================================


                                                              December 31, 1996
                                   ---------------------------------------------------------------------
                                       Amortized         Unrealized        Unrealized        Market
                                         Cost               Gains            Losses          Value
                                   ---------------------------------------------------------------------
                                                                (In Thousands)
Available for sale:
  U.S. Treasury and U.S.
    Government agency securities          $47,963          $   126           $    -          $48,089
  Mortgage Security Mutual Fund             2,215                -                6            2,209
  Equity Servicing Partnership              2,880                -                -            2,880
  Other Equity Investments                    757                -                -              757
                                   ---------------------------------------------------------------------
                   Total                  $53,815          $   126          $     6          $53,935
                                   =====================================================================

           Investment securities classified as held to maturity are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security pursuant to the level-yield method. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity. There were no investment securities classified as held to maturity at September 30, 1997 and December 31, 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

           MORTGAGE-BACKED SECURITIES. Mortgage-backed securities increased by $20.2 million, or 3%, from $752.7 million at December 31, 1996, to $772.9 million at September 30, 1997. The increase was attributable to a $18.6 million net increase in the balance of mortgage-backed securities and a $1.6 million increase in the unrealized gain on available for sale mortgage-backed securities. The increase in mortgage-backed securities during the first nine months of 1997 was related to a strategy to enhance the Company's net interest income through the purchase of mortgage-backed securities funded through FHLB advances and repurchase agreements. The increase was offset, in part, by the maturity of $6.6 million of mortgage-backed securities during the third quarter of 1997. During the second quarter of 1997, the Company sold mortgage-backed securities, which were classified as available for sale, totaling $41.8 million and purchased mortgage-backed securities, classified as available for sale, totaling $41.9 million. These transactions resulted in a $0.2 million net loss on the sale of mortgage-backed securities. The sale was related to a restructuring of the Company's mortgage-backed securities portfolio, which was undertaken to improve future earnings on the portfolio.

           Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees related to the securities, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company. At September 30, 1997 and December 31, 1996, $494.7 million, or 64%, and $511.8 million, or 68%, respectively, of the Company's mortgage-backed securities were insured or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Federal National Mortgage Association ("FNMA"). As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally-insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the GNMA, FHLMC, or the FNMA, and serve to further diversity the Company's mortgage-backed securities portfolio. At September 30, 1997 and December 31, 1996, $278.2 million, or 36%, and $240.9 million, or 32%, respectively, of the Company's mortgage-backed securities were private mortgage-backed securities. The following table sets forth the Company's mortgage-backed securities portfolio at the dates indicated.


                                                              September 30, 1997
                                   ---------------------------------------------------------------------
                                       Amortized         Unrealized        Unrealized        Market
                                         Cost               Gains            Losses          Value
                                   ---------------------------------------------------------------------
                                                                (In Thousands)
Held to maturity:

  GNMA                                $ 79,010          $  2,416          $    199          $ 81,227

  FHLMC                                 45,390               692                 -            46,082

  FNMA                                  76,566               747               500            76,813

  Private                                5,593                 -                 -             5,593
                                   ---------------------------------------------------------------------
               Total                  $206,559          $  3,855          $    699          $209,715
                                   =====================================================================

Available for sale:

  GNMA                                $  7,092          $    572          $      -          $  7,664

  FHLMC                                103,421             2,882                17           106,286

  CMO and REMIC                        365,167             1,626             1,037           365,756

  FNMA                                  85,934               951               254            86,631
                                   ---------------------------------------------------------------------
            Total                     $561,614          $  6,031          $  1,308          $566,337
                                   =====================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

                                                              December 31, 1996
                                   ---------------------------------------------------------------------
                                       Amortized         Unrealized        Unrealized        Market
                                         Cost               Gains            Losses          Value
                                   ---------------------------------------------------------------------
                                                                (In Thousands)
Held to maturity:

  GNMA                                $ 89,715          $  1,900          $    254          $ 91,361

  FHLMC                                 54,162               514                34            54,642

  FNMA                                  87,484               392               814            87,062

  Private                                6,221                 -                 -             6,221

  Other                                    161                 -                 -               161
                                   ---------------------------------------------------------------------
               Total                  $237,743          $  2,806          $  1,102          $239,447
                                   =====================================================================

Available for sale:

  GNMA                                $ 20,343          $  1,656          $    312          $ 21,687

  FHLMC                                116,884             3,038               217           119,705

  CMO and REMIC                        289,718               858             2,244           288,332

  FNMA                                  84,888               732               380            85,240
                                   ---------------------------------------------------------------------
             Total                    $511,833          $  6,284          $  3,153          $514,964
                                   =====================================================================

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

           LOANS RECEIVABLE, NET. Loans receivable, net, increased by $120.2 million, or 11%, during the first nine months of 1997 to $1.2 billion at September 30, 1997. The following table depicts the composition of the Company's loan portfolio at the dates indicated.

                                             September 30,              December 31,
                                                1997                       1996
                                     ------------------------        ------------------
                                                        % of                      % of
                                        Amount          Total        Amount       Total
                                        ------          -----        ------       -----
                                                     (Dollars in Thousands)
Mortgage loans - Residential (1)     $  947,139         76.24%    $  857,053      76.37%
Consumer loans:
  Equity lines of credit                 43,784          3.52         49,136       4.38
  Second mortgage                        90,722          7.30         77,304       6.89
  Other                                  49,927          4.02         42,867       3.82
                                     ----------     ---------     ----------     ------
    Total consumer loans                184,433         14.84        169,307      15.09
Commercial loans:
  SBA variable rate loans (2)            20,630          1.66         25,104       2.24
  Commercial real estate                 53,067          4.27         35,452       3.15
  Business loans                         37,100          2.99         35,380       3.15
                                     ----------     ---------     ----------     ------
    Total commercial loans              110,797          8.92         95,936       8.54
                                     ----------     ---------     ----------     ------
    Total loans receivable            1,242,369        100.00%     1,122,296     100.00%
                                     ==========     =========     ==========     ======
Less:
  Premium on loans purchased             (2,846)                      (3,655)
  Allowance for loan losses               9,148                        9,971
  Deferred loan fees                      2,748                        2,866
                                     ----------                   ----------
Loans receivable, net                $1,233,319                   $1,113,114
                                     ==========                   ==========

----------

(1) At September 30, 1997 and December 31, 1996, $623.8 million, or 66%, and $533.9 million, or 62%, respectively, of the Company's residential mortgage loans had adjustable interest rates.

(2) Consists entirely of loans (or securities backed by loans) which are guaranteed by the SBA, with the majority of interest rates adjusting monthly or quarterly. All such loans or securities were purchased by the Company.

           Loans originated and purchased by ComNet totaled $421.9 million for the nine months ended September 30, 1997, compared to $369.4 million for the nine months ended September 30, 1996. The $52.5 million increase in ComNet's production was primarily attributable to a $113.2 million increase in mortgage loans originated through five Homestead mortgage production offices acquired in the first quarter of 1997, offset, in part, by a decrease in originations generated through ComNet's Wholesale Lending Department. This Department originates loans through a network of correspondent brokers in 25 states. All loans are underwritten using the same criteria as those used for retail originations. Closed loans relating to ComNet's wholesale network totaled $139.5 million during the nine months ended September 30, 1997, compared to $194.0 million for the nine months ended September 30, 1996.

           ComNet's strategy has been to focus on retail originations in those markets where the Company's local presence gives it a competitive advantage. Closed loans relating to ComNet's retail network totaled $282.5 million during the nine months ended September 30, 1997, compared to $175.4 million for the nine months ended September 30, 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

           As of September 30, 1997, commercial loans (other than loans guaranteed by the Small Business Administration ("SBA")) totaled $90.2 million, or 7%, of the Company's total loan portfolio, as compared to $70.8 million, or 6%, at December 31, 1996. At September 30, 1997, commercial loans (other than SBA loans) were comprised of $53.1 million of commercial real estate loans and $37.1 million of business loans. At December 31, 1996, commercial loans (other than SBA loans) were comprised of $35.5 million of commercial real estate loans and $35.4 million of business loans. Commercial loans are generally considered to have a greater risk than residential mortgage loans because the risk of borrower default is greater, and the collateral is more likely to decline in value and may be more difficult to liquidate than single-family residences.

           NON-PERFORMING ASSETS. The Company's non-performing assets, which primarily consist of non-accrual loans and real estate acquired through foreclosure, increased by $1.6 million, or 17%, from $9.1 million at December 31, 1996, to $10.7 million at September 30, 1997. At September 30, 1997, the Company's $10.7 million of non-performing assets amounted to 0.47% of total assets. At December 31, 1996, the Company's $9.1 million of non-performing assets amounted to 0.43% of total assets. The increase in non-performing assets was primarily related to loans acquired in the Berks Acquisition. The following table sets forth information relating to the Company's non-performing assets at the dates indicated.

                                                  September 30, 1997        December 31, 1996
                                                  ------------------        -----------------

                                                            (Dollars in Thousands)
Mortgage loans - Residential                           $ 5,058                    $5,240
Consumer loans                                           1,208                     1,335
Commercial loans (1)                                     3,625                     1,483
                                                       -------                     -----
  Total non-performing loans                             9,891                     8,058
Real estate owned, net                                     814                     1,090
                                                       -------                     -----
  Total non-performing assets (1)                      $10,705                    $9,148
                                                       =======                     =====
Non-performing loans to total loans held for
  investment (1)                                          0.86%                    0.72%
                                                          ====                     =====
Total non-performing assets to total assets (1)           0.47%                    0.43%
                                                          ====                     =====

----------

(1) Does not include non-performing commercial loans which are fully guaranteed as to principal and interest by the SBA, which amounted to $1.1 million at both September 30, 1997 and December 31, 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

           ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $9.1 million at September 30, 1997, compared to $10.0 million at December 31, 1996. It is management's policy to maintain an allowance for estimated losses on loans based upon an assessment of prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectability of the loan portfolio. At September 30, 1997, the Company's allowance for loan losses amounted to 92% of total non-performing loans and 0.74% of total loans held for investment, as compared to 124% of total non-performing loans and 0.89% of total loans held for investment at December 31, 1996. The Company utilizes these percentages as only one of the factors in assessing the adequacy of the allowance for loan losses at various points in time. The decrease in the allowance for loan losses was primarily attributable to net credit losses on loans acquired in the Berks Acquisition. The Company acquired a $2.4 million allowance for credit losses as part of the Berks Acquisition. Through September 30, 1997, approximately $1.5 million of that reserve had been utilized through net credit losses. The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                        For the Nine Months Ended September 30,
                                        ---------------------------------------
                                              1997                1996
                                              ----                ----
                                               (Dollars in Thousands)
Allowance at beginning of period           $  9,971            $  7,485
Provision for credit losses                     900                 300
Charge-offs:
  Mortgage loans - Residential                 (425)                (97)
  Consumer loans                             (1,102)                (75)
  Commercial loans                             (387)                  -
                                           --------            --------
    Total charge-offs                        (1,914)               (172)
Recoveries:
  Mortgage loans - Residential                  126                  74
  Consumer loans                                 42                  16
  Commercial loans                               23                   7
                                           --------            --------
    Total recoveries                            191                  97
Allowance acquired in Berks
  Acquisition                                     -               2,372
                                           --------            --------
Allowance at end of period                 $  9,148            $ 10,082
                                           ========            ========

Allowance for loan losses to
  total non-performing loans at
  end of period                               92.49%             143.39%
                                           ========            ========
Allowance for loan losses to
  total loans held for investment
  at end of period                             0.74%               0.96%
                                           ========            ========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

           PREMISES AND EQUIPMENT. Premises and equipment decreased by $6.5 million, or 26%, from $25.4 million at December 31, 1996, to $18.9 million at September 30, 1997. The decrease was primarily attributable to the sale of the Company's previous headquarters building and a branch property, which had a combined carrying value of $9.5 million. These transactions resulted in a $1.5 million nonrecurring net gain in the first quarter of 1997. This decrease was offset, in part, by a $2.8 million increase related to capitalized costs of the Norristown headquarters building.

           INTANGIBLE ASSETS. Intangible assets, which are comprised of the excess of cost over net assets acquired ("Goodwill") and core deposit intangibles ("CDI"), were recorded in connection with the acquisitions of the Meridian branches in 1996 and the Fidelity Federal branches in 1995. The following table details the components of intangible assets at the dates indicated.

                                 September 30, 1997       December 31, 1996
                                 ------------------       -----------------

                                               (In Thousands)
Goodwill (Meridian)                  $21,431                   $22,791

CDI (Meridian)                        11,051                    13,199

Goodwill (Fidelity Federal)           11,595                    12,398

CDI (Fidelity Federal)                 2,584                     2,832
                                     -------                   -------
Total                                $46,661                   $51,220
                                     =======                   =======

           MORTGAGE SERVICING RIGHTS. At September 30, 1997, ComNet's total servicing portfolio was $2.4 billion compared to $2.1 billion at December 31, 1996. During the nine months ended September 30, 1997, ComNet's servicing portfolio increased by $296.7 million, or 14%. At September 30, 1997 and December 31, 1996, ComNet was servicing $1.5 billion and $1.3 billion, respectively, of third party loans, as well as $879.1 million and $747.8 million, respectively, of loans held by the Company for investment and sale. The following table details the components of mortgage servicing rights, at the dates indicated.


                                          September 30, 1997       December 31, 1996
                                          ------------------       -----------------

                                                        (In Thousands)
Purchased Mortgage Servicing Rights            $1,730                      $2,243

Capitalized Excess Servicing Fees               3,254                       3,573

Originated Mortgage Servicing Rights            2,826                       1,861
                                               ------                      ------
Total                                          $7,810                      $7,677
                                               ======                      ======

           BORROWINGS. The Company's borrowings consist primarily of advances from the FHLB and securities sold under agreements to repurchase. FHLB advances increased by $38.0 million, or 22%, to $213.0 million at September 30, 1997, from $175.0 million at December 31, 1996. Repurchase agreements increased by $88.0 million, or 50%, to $264.7 million at September 30, 1997, from $176.7 million at December 31, 1996. The Company's borrowings are used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business. Dependent upon the funding requirements and interest rate risk considerations, these borrowings are hedged with off-balance-sheet financial instruments.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

REGULATORY CAPITAL REQUIREMENTS.

The following table sets forth the Bank's compliance with applicable regulatory capital requirements at September 30, 1997 (dollars in thousands):

                                                                                                                  To Be Well
                                                                                 Minimum                          Capitalized
                                                                                 For Capital                      For Prompt
                                                                                 Adequacy                         Corrective Action
                                               Actual                            Purposes                         Provisions
                                    -----------------------------------------------------------------------------------------------
                                    Ratio           Amount              Ratio           Amount              Ratio           Amount
                                    -----------------------------------------------------------------------------------------------
Stockholders' equity,
   and ratio to OTS
   total assets                       8.4%          $  187,684
                                    -----
Intangible assets                                      (46,661)

Unrealized gains on
   available-for-sale
   securities, net of tax                               (3,131)
                                                    ----------
Tangible capital,
   and ratio to OTS
   adjusted total assets              6.3%          $  137,892             1.5%         $32,960
                                    =====           ==========           =====          =======
Core capital,
   and ratio to OTS
   adjusted total assets              6.3%          $  137,892             3.0%         $65,919          5.0%         $109,865
                                    =====           ==========           =====          =======        =====          ========
Core capital,
   and ratio to OTS
   risk-weighted assets              12.2%          $  137,892                                           6.0%         $ 67,978
                                    =====           ==========                                         =====          ========
Allowance for loan
   and lease losses                                      9,148
                                                    ==========
Supplementary capital                                    9,148
                                                    ==========
Total risk-based capital,
   and ratio to OTS
   risk-weighted assets (1)          13.0%          $  147,040             8.0%         $90,637         10.0%         $113,296
                                    =====           ==========           =====          =======        =====          ========

OTS total assets                                    $2,247,096
                                                    ==========
OTS adjusted total assets                           $2,197,304
                                                    ==========
OTS risk-weighted assets                            $1,132,959
                                                    ==========

(1) Does not reflect the interest rate risk component to the risk-based capital requirement, the effective date of which has been postponed.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                             Average Balance Report
                                 (in thousands)

                                                                   Quarter Ended September 30,
                                          ------------------------------------  ------------------------------------
                                                          1997                                   1996
                                          ------------------------------------  ------------------------------------
                                                                       Average                               Average
                                            Average                    Yield /    Average                    Yield /
                                            Balance      Interest      Cost(e)    Balance      Interest      Cost(e)
                                            -------      --------      -------    -------      --------      -------
Interest-earning assets:
Loans receivable(a):
Mortgage loans - residential                $912,516       $16,946        7.37%   $753,563       $14,262       7.53%
Consumer loans                               178,030         4,020        8.96%    165,670         3,569       8.57%
Commercial real estate loans                  51,305         1,188        9.19%     42,099           785       7.42%
Business loans                                55,533         1,115        7.97%     46,467           906       7.76%
                                          ----------    ----------    --------  ----------    ----------    -------
   Total loans receivable                  1,197,384        23,269        7.71%  1,007,799        19,522       7.71%
                                          ----------    ----------    --------  ----------    ----------    -------
Mortgage loans held for sale                  55,085         1,005        7.24%     36,062           686       7.57%
Mortgage-backed securities                   798,389        13,861        6.89%    739,056        12,707       6.84%
Investment securities                         62,068           966        6.17%     71,835           991       5.49%
Other earning assets(b)                       13,386           436       12.92%     39,851           870       8.69%
                                          ----------    ----------    --------  ----------    ----------    -------
Total interest-earning assets              2,126,312        39,537        7.38%  1,894,603        34,776       7.30%
Non- interest-earning assets                 147,621    ----------    --------     155,662    ----------    -------
                                          ----------                            ----------
  Total assets                            $2,273,933                            $2,050,265
                                          ==========                            ==========

Interest-bearing liabilities
 Deposits:
   Demand deposits(c)                       $571,529         3,502        2.43%   $522,157         3,138       2.39%
   Passbook savings deposits                 243,061         1,365        2.23%    290,101         1,593       2.18%
   Certificates of deposit                   723,233        10,076        5.53%    682,668         9,028       5.26%
                                          ----------    ----------     -------  ----------    ----------    -------
     Total deposits                        1,537,823        14,943        3.86%  1,494,926        13,759       3.66%
                                          ----------    ----------     -------  ----------    ----------    -------
 Notes payable and other borrowings
   Repurchase agreements                     247,923         3,660        5.86%    155,466         2,321       5.94%
   FHLB Advances                             229,337         3,310        5.73%    135,043         1,904       5.61%
   Other Borrowings                                0             0        0.00%          0             0       0.00%
                                          ----------    ----------     -------  ----------    ----------    -------
     Total borrowings                        477,260         6,970        5.79%    290,509         4,225       5.79%
                                          ----------    ----------     -------  ----------    ----------    -------
Total interest-bearing liabilities (d)     2,015,083        21,913        4.31%  1,785,435        17,984       4.01%
Non- interest-bearing liabilities             41,213    ----------     -------      36,854    ----------    -------
                                          ----------                            ----------
  Total liabilities                        2,056,296                             1,822,289
Shareholders' Equity                         217,637                               227,976
                                          ----------                            ----------
  Total liabilities and equity            $2,273,933                            $2,050,265
                                          ==========                            ==========
Net interest-earning assets                 $111,229                              $109,168
                                          ==========                            ==========
Net interest income/
 interest rate spread                                      $17,624        3.07%                  $16,792       3.29%
                                                        ==========     =======                ==========    =======
Net interest margin                                                       3.29%                                3.53%
                                                                       =======                              =======
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                                           105.52%                              106.11%
                                                                       =======                              =======

                   Commonwealth Bancorp, Inc. and Subsidiaries
                             Average Balance Report
                                 (in thousands)

                                                              Year To Date Ended September 30,
                                          ------------------------------------ ------------------------------------
                                                           1997                                1996
                                          ------------------------------------ ------------------------------------
                                                                       Average                              Average
                                            Average                    Yield /   Average                    Yield /
                                            Balance     Interest       Cost(e)   Balance      Interest      Cost(e)
                                            -------     --------       -------   -------      --------      -------
Interest-earning assets:
Loans receivable(a):
Mortgage loans - residential                $867,737       $48,851       7.53%   $694,396       $39,278       7.56%
Consumer loans                               172,931        11,615       8.98%    131,600         8,914       9.05%
Commercial real estate loans                  44,678         3,006       9.00%     22,974         1,339       7.79%
Business loans                                58,219         3,375       7.75%     36,071         2,059       7.62%
                                          ----------    ----------    -------  ----------    ----------    -------
   Total loans receivable                  1,143,565        66,847       7.82%    885,041        51,590       7.79%
                                          ----------    ----------    -------  ----------    ----------    -------
Mortgage loans held for sale                  46,539         2,531       7.27%     42,302         2,313       7.30%
Mortgage-backed securities                   803,065        41,928       6.98%    616,906        32,078       6.95%
Investment securities                         68,628         3,214       6.26%     61,679         2,494       5.40%
Other earning assets(b)                       23,691         1,590       8.97%     34,358         2,258       8.78%
                                          ----------    ----------    -------  ----------    ----------    -------
Total interest-earning assets              2,085,488       116,110       7.44%  1,640,286        90,733       7.39%
Non- interest-earning assets                 143,579    ----------    -------     118,249    ----------    -------
                                          ----------                           ----------
  Total assets                            $2,229,067                           $1,758,535
                                          ==========                           ==========

Interest-bearing liabilities
 Deposits:
   Demand deposits(c)                       $547,735        10,034       2.45%   $465,719         9,008       2.58%
   Passbook savings deposits                 250,355         4,181       2.23%    230,757         3,591       2.08%
   Certificates of deposit                   719,223        29,154       5.42%    578,053        22,665       5.24%
                                          ----------    ----------    -------  ----------    ----------    -------
     Total deposits                        1,517,313        43,369       3.82%  1,274,529        35,264       3.70%
                                          ----------    ----------    -------  ----------    ----------    -------
 Notes payable and other borrowings
   Repurchase agreements                     237,104        10,465       5.90%    153,940         6,899       5.99%
   FHLB Advances                             210,458         8,890       5.65%    122,360         5,194       5.67%
   Other Borrowings                                0             0       0.00%        899            57       8.47%
                                          ----------    ----------    -------  ----------    ----------    -------
     Total borrowings                        447,562        19,355       5.78%    277,199        12,150       5.85%
                                          ----------    ----------    -------  ----------    ----------    -------
Total interest-bearing liabilities (d)     1,964,875        62,724       4.27%  1,551,728        47,414       4.08%
Non- interest-bearing liabilities             45,821    ----------    -------      32,897    ----------    -------
                                          ----------                           ----------
  Total liabilities                        2,010,696                            1,584,625
Shareholders' Equity                         218,371                              173,910
                                          ----------                           ----------
  Total liabilities and equity            $2,229,067                           $1,758,535
                                          ==========                           ==========
Net interest-earning assets                 $120,613                              $88,558
                                          ==========                           ==========
Net interest income/
 interest rate spread                                      $53,386       3.17%                  $43,319       3.31%
                                                        ==========    =======                ==========    =======
Net interest margin                                                      3.42%                                3.53%
                                                                      =======                              =======
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                                          106.14%                              105.71%
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

(e) Annualized

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

          COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER AND NINE
                   MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

           GENERAL. Net income was $4.0 million for the third quarter of 1997 compared to a net loss of ($0.7) million for the third quarter of 1996. For the nine months ended September 30, 1997, net income was $12.4 million compared to $5.1 million for the nine months ended September 30, 1996. Results for the 1996 periods were affected by a $4.5 million after-tax charge relating to the recapitalization of the Savings Association Insurance Fund (SAIF). Exclusive of this one-time charge, net income would have been $3.8 million for the third quarter of 1996 and $9.6 million for the nine months ended September 30, 1996.

           Earnings per share of common stock were $0.25 in the third quarter of 1997, compared to a net loss of ($0.04) per share in the third quarter of 1996. Earnings per share of common stock were $0.76 for the nine months ended September 30, 1997, compared to $0.44 per share for the nine months ended September 30, 1996. Exclusive of the SAIF special assessment, earnings per share of common stock would have been $0.22 for the third quarter of 1996 and $0.83 for the nine months ended September 30, 1996. The decrease in earnings per share for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, as adjusted, was primarily attributable to an increase in the number of common shares outstanding after the completion of the Company's second-step conversion in June 1996, as well as the time required to deploy the related capital into investments with acceptable long-term profitability characteristics.

           NET INTEREST INCOME. Net interest income was $17.6 million in the third quarter of 1997, an increase of 5% compared to $16.8 million in the third quarter of 1996. For the nine months ended September 30, 1997, net interest income increased by 23%, to $53.4 million, versus $43.3 million for the same period in 1996. The increases were primarily attributable to higher interest-earning asset levels, offset, in part, by a lower net interest margin.

           Average interest-earning assets totaled $2.1 billion for both the third quarter and nine months ended September 30, 1997. This compared to $1.9 billion and $1.6 billion for the third quarter and nine months ended September 30, 1996, respectively. The increases in the third quarter and nine months average interest-earning assets were due primarily to an increase in the Company's loan portfolio. Compared to the third quarter of 1996, average mortgage loans increased 21% to $912.5 million, average consumer loans increased 7% to $178.0 million, and average commercial loans increased 21% to $106.8 million in the third quarter of 1997. Compared to the first nine months of 1996, average mortgage loans increased 25% to $867.7 million, average consumer loans increased 31% to $172.9 million, and average commercial loans increased 74% to $102.9 million in the first nine months of 1997. The increases in average loans in the third quarter of 1997, relative to the third quarter of 1996, were primarily attributable to growth in the Company's core businesses of mortgage banking, retail banking, and business banking. In addition to growth in the Company's core businesses, the increases in average loans for the first nine months of 1997, relative to the first nine months of 1996, were also partially attributable to the June 1996 acquisition of 12 branch offices located in Berks and Lebanon Counties, PA ("Berks Acquisition").

           The net interest margin was 3.29% in the third quarter of 1997, down from 3.53% in the third quarter of 1996. The decrease was primarily attributable to a 0.22% reduction in the spread between the yield on interest-earning assets and the cost of interest-bearing liabilities (net interest spread). The reduction in the third quarter net interest spread was primarily due to an increase in the average cost of the Bank's certificates of deposit, which, in turn, was primarily attributable to the maturity of favorably priced certificates of deposit.

           For the nine months ended September 30, 1997, the net interest margin was 3.42%, versus 3.53% in the comparable 1996 period. The decrease was primarily attributable to a 0.14% decrease in the net interest spread. The reduction in the net interest spread for the first nine months of 1997 was attributable to the same factors responsible for the third quarter decrease.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

           NONINTEREST INCOME. Noninterest income totaled $5.7 million in the third quarter of 1997 compared to $4.7 million in the third quarter of 1996. The increase reflected a $1.2 million increase in the net gain on sale of mortgage loans, which was primarily attributable to an increase in servicing released premiums on loans originated through mortgage production offices acquired from Homestead Mortgage, Inc. ("Homestead") in the first quarter of 1997. Also contributing to the increase in noninterest income in the third quarter of 1997 was a $0.6 million increase in deposit fees, which was primarily attributable to growth in supermarket banking, expansion of Commonwealth's business banking activities, and increased ATM fees. Servicing fee income increased primarily as a result of a $0.2 million gain on the sale of mortgage servicing rights. These favorable effects were offset, in part, by a $1.0 million decrease in other noninterest income, primarily due to a favorable litigation settlement in the third quarter of 1996.

           Noninterest income was $15.0 million for the nine months ended September 30, 1997 compared to $11.1 million for the same 1996 period. The increase reflected a $1.8 million increase in the net gain on sale of mortgage loans and a $1.7 million increase in deposit fees. These increases were primarily attributable to the same factors responsible for the increases in the third quarter of 1997, as well as to deposit fees related to the Berks Acquisition. Also contributing to the increase in noninterest income for the nine months ended September 30, 1997 was a $1.5 million net gain on the sale of the Company's previous headquarters building and the sale of a branch property. These increases were partially offset by the effect of the favorable litigation settlement in the third quarter of 1996, a $0.2 million decrease in mortgage servicing fees, and a $0.2 million net loss on the sale of mortgage-backed securities in the second quarter of 1997.

           NONINTEREST EXPENSE. Noninterest expense was $17.0 million in the third quarter of 1997 compared to $22.4 million in the third quarter of 1996. The decrease was due to a $7.3 million decrease in FDIC premiums, $6.8 million of which represented a one-time charge in the third quarter of 1996 to recapitalize the SAIF and $0.5 million of which primarily represented a reduction in deposit insurance premiums from $0.23 to approximately $0.06 per $100 of deposits. During the third quarter of 1996, Commonwealth also recorded approximately $0.8 million in one-time expenses associated with the Berks Acquisition. Also contributing to the decrease was a $0.3 million decrease in amortization of intangibles in the third quarter of 1997, versus the third quarter of 1996. Partially offsetting these favorable effects were higher expenses relating to the acquisition of the Homestead mortgage production offices, as well as higher expenses relating to certain benefit plans and growth in supermarket banking and business banking activities.

           Noninterest expense was $48.9 million for the nine months ended September 30, 1997 compared to $46.3 million for the same period in 1996. In addition to the factors identified for the third quarter of 1997, the increase was primarily attributable to higher expenses relating to the Berks Acquisition. The increase in noninterest expense was offset, in part, by a $0.2 million refund of prior year FDIC premiums received in the first quarter of 1997. Also partially offsetting the increase in noninterest expense was a $0.4 million reversal of a liability relating to a contract with the Company's data processing provider, and a $0.4 million reversal of the Bank's pension liability. During 1997, the Bank terminated its defined benefit pension plan, and replaced it with a target benefit plan.

           PROVISION FOR CREDIT LOSSES. Provision for credit losses totaled $0.3 million and $0.9 million in the third quarter and nine months ended September 30, 1997, respectively. The provision for credit losses totaled $0.2 million and $0.3 million in the third quarter and nine months ended September 30, 1996, respectively. At September 30, 1997, the allowance for credit losses totaled $9.1 million, or 0.74% of loans, compared to $10.1 million, or 0.96%, at September 30, 1996 and $10.0 million, or 0.89%, at December 31, 1996. The decrease in the allowance for loan losses was primarily attributable to net credit losses on loans acquired in the Berks Acquisition. The Company acquired a $2.4 million allowance for credit losses as part of the Berks Acquisition. Through September 30, 1997, approximately $1.5 million of that reserve had been utilized through net credit losses.

           PROVISION FOR INCOME TAXES. Provision for income taxes was $2.0 million, or 33% of income before income taxes in the third quarter of 1997, compared to a ($0.4) million benefit, or 38%, in the third quarter of 1996. For the first nine months of 1997, provision for income taxes was $6.3 million, or 34% of income before income taxes, compared to $2.7 million, or 35%, in the first nine months of 1996. The decrease in the income tax rate in the third quarter and first nine months of 1997 was primarily attributable to low income housing tax credits in 1997.

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

Item 6.    Exhibits and Reports on Form 8-K.

           a)  Not applicable.

           b) On July 16, 1997, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the second quarter of 1997. On September 26, 1997, the Company filed a Current Report on Form 8-K to report under Item 5, its completion of the stock repurchase program and its declared cash dividend. On October 22, 1997, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the third quarter of 1997.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             COMMONWEALTH BANCORP, INC.

DATE: November 7, 1997       /s/ Charles H. Meacham
                             ----------------------
                             Charles H. Meacham
                             Chairman and Chief Executive Officer
                             (Principal Executive Officer)

DATE: November 7, 1997       /s/  Charles M. Johnston
                             ------------------------
                             Charles M. Johnston
                             Senior Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)