Form 10-K
period 1997-12-31
COMMONWEALTH BANCORP INC
filed 1998-03-18
CIK 1005126

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

  / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-27942

                           COMMONWEALTH BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                     PENNSYLVANIA                               23-2828883
             (State or other jurisdiction                    (I.R.S. Employer
           of incorporation or organization)              Identification Number)

                COMMONWEALTH BANK PLAZA
                2 WEST LAFAYETTE STREET
                NORRISTOWN, PENNSYLVANIA                          19401
                       (Address)                                (Zip Code)

       Registrant's telephone number, including area code: (610) 313-1600

           Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act

                     COMMON STOCK (PAR VALUE $.10 PER SHARE)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

As of March 10, 1998, the aggregate value of the 15,416,612 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 846,166 shares held by all directors and officers of the Registrant as a group, was approximately $308.3 million. This figure is based on the closing sales price of $20 per share of the Registrant's Common Stock on March 10, 1998 as reported by the Nasdaq Stock Market.

Number of shares of Common Stock outstanding as of March 10, 1998: 16,262,778

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated into Part II, Items 6 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days of December 31, 1997 are incorporated into Part III, Items 10 through 13 of this Form 10-K.

================================================================================

PART I

ITEM 1. BUSINESS

GENERAL

         Commonwealth Bancorp, Inc. ("Commonwealth" or the "Company"), a Pennsylvania corporation, is the holding company for Commonwealth Bank ("Bank"). The Bank is a federally chartered stock savings bank, primarily regulated by the Office of Thrift Supervision ("OTS"). The Bank conducts business from its executive offices in Norristown, Pennsylvania and, as of December 31, 1997, 56 full-service offices located in southeast Pennsylvania.

         ComNet Mortgage Services ("ComNet"), a division of the Bank, also located in Norristown, conducts business through ten loan origination offices located in Pennsylvania, Connecticut, New Jersey, and Rhode Island. ComNet also conducts business through its wholesale network, which includes correspondents in 29 states. In January 1997, Commonwealth acquired selected assets of Homestead Mortgage, Inc. ("Homestead Mortgage"), a mortgage company headquartered in Millersville, Maryland. Among the assets acquired by Commonwealth were production branches located in Millersville, Bethesda, Whitemarsh, and Woodlawn, Maryland, and Media, Pennsylvania. The Millersville, Bethesda, and Whitemarsh branches continue to operate under the trade name of Homestead Mortgage. The Woodlawn, Maryland and Media, Pennsylvania locations were closed subsequent to the acquisition as a result of the consolidation of their operations with other ComNet and Homestead Mortgage branches.

         The Bank first issued stock on January 21, 1994, as a result of the conversion of Commonwealth Federal Savings Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Bank was a subsidiary of Commonwealth Mutual Holding Company, a federally chartered mutual holding company, which owned approximately 55% of the outstanding common stock of the Bank. On June 14, 1996, the Company completed an offering of common stock in connection with the second-step conversion and reorganization from the mutual holding company form of ownership to the stock holding company form.

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

MARKET AREA

         The Bank's 56 full-service branch offices, which include 17 supermarket branch offices, are located throughout Berks, Bucks, Chester, Delaware, Lebanon, Lehigh, Montgomery, and Philadelphia Counties, Pennsylvania. The Bank's branch locations are concentrated in the Reading area of Berks County; central and southern Montgomery County; and the northeast Philadelphia community within Philadelphia County. Management believes that the Bank's meaningful presence in these markets, coupled with its emphasis on providing superior customer service, will enable the Bank to compete effectively with larger regional and national banks.

         The Bank focuses on relationship banking by cross-selling services to new and established customers. These include a variety of loan and deposit products for individuals and businesses. The Bank also makes available other financial instruments, such as annuity products and mutual funds, through arrangements with third parties.

LENDING ACTIVITIES

         GENERAL. At December 31, 1997, loans held for investment totaled $1.3 billion, which represented 56% of total assets. The Company's loans consist principally of conventional loans which are secured by first liens on single-family residences. Conventional residential real estate loans are loans which are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA"). The other principal categories of loans in the Company's portfolio are consumer loans and commercial loans, including commercial real estate loans and loans which are guaranteed by the Small Business Administration ("SBA"). In addition, the Company's loan portfolio includes a small amount of loans which are secured by multi-family residential (five or more units) properties.

         Although Commonwealth originates loans in a number of states, the Company's mortgage loans held for investment are primarily secured by properties located in Pennsylvania and New Jersey. At December 31, 1997, approximately 47% of the Company's total mortgage loans held for investment were secured by properties located in these states.

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loans held for investment at the dates indicated.


                                                                           December 31,
                                       -------------------------------------------------------------------------------------

                                                  1997                         1996                         1995
                                       ---------------------------     -----------------------     -----------------------


                                                        Percent of                    Percent                   Percent of
                                         Amount           Total        Amount        of Total      Amount         Total
                                         ------          -------       ------       ----------     ------        -------
                                                                                                    (dollars in thousands)
Mortgage loans:
  1-4 family residential (1)           $  958,542         75.51%    $  857,053        76.37%     $655,152          81.08%
Consumer loans:
  Equity lines of credit                   41,592          3.28         49,136         4.38        44,432           5.50
  Second mortgage                          98,934          7.79         77,304         6.89        48,653           6.03
  Other                                    54,267          4.28         42,867         3.82        18,009           2.23
                                        ---------        ------      ---------       ------       -------         ------
    Total consumer loans                  194,793         15.35        169,307        15.09       111,094          13.76
Commercial loans:
  SBA  (2)                                 20,016          1.58         25,104         2.24        29,472           3.65
  Commercial real estate (3)               71,508          5.63         35,452         3.15         9,386           1.16
  Business loans (3)                       24,456          1.93         35,380         3.15         2,801           0.35
                                        ---------        ------      ---------       ------       -------         ------
    Total commercial loans                115,980          9.14         95,936         8.54        41,659           5.16
                                        ---------        ------      ---------       ------       -------         ------
    Total loans receivable              1,269,315        100.00%     1,122,296       100.00%      807,905         100.00%
                                        ---------        ======      ---------       ======       -------         ======

Less:
  (Premium)/Discount on
    loans purchased                       (2,314)                      (3,655)                      1,004
  Allowance for loan losses                 9,024                        9,971                      7,485
  Deferred loan fees                        3,009                        2,866                      2,681
  Allowance for imputed interest                -                            -                          -
                                        ---------                    ---------                    -------
Loans receivable, net                  $1,259,596                   $1,113,114                   $796,735
                                       ==========                   ==========                   ========

                                                         December 31,
                                       -------------------------------------------------------

                                               1994                           1993
                                       ------------------------    ---------------------------


                                                     Percent of                     Percent of
                                        Amount          Total       Amount            Total
                                        ------         -------     ------            ------

Mortgage loans:
  1-4 family residential (1)           $450,959         75.55%     $369,456          72.02%
Consumer loans:
  Equity lines of credit                 49,246          8.26        56,862          11.08
  Second mortgage                        42,883          7.18        31,449           6.13
  Other                                  12,013          2.01         9,701           1.89
                                        -------        ------       -------         ------
    Total consumer loans                104,142         17.45        98,012          19.10
Commercial loans:
  SBA  (2)                               35,482          5.94        40,973           7.99
  Commercial real estate (3)              4,679          0.78         4,543           0.89
  Business loans (3)                      1,671          0.28             -              -
                                        -------        ------       -------         ------
    Total commercial loans               41,832          7.00        45,516           8.88
                                        -------        ------       -------         ------
    Total loans receivable              596,933        100.00%      512,984         100.00%
                                        -------        ======       -------         ======

Less:
  (Premium)/Discount on
    loans purchased                       2,864                       4,007
  Allowance for loan losses               7,307                       7,309
  Deferred loan fees                      3,555                       2,595
  Allowance for imputed interest             63                          99
                                        -------                     -------
Loans receivable, net                  $583,144                    $498,974
                                       ========                    ========

(1) At December 31, 1997, $613.6 million, or 64%, of the Company's 1-4 family residential loans had adjustable interest rates.

(2) Consists entirely of loans (or securities backed by loans) which are guaranteed by the SBA, with the majority adjusting monthly or quarterly. All such loans or securities were purchased by the Company.

(3) Approximately $11.5 million of business loans were reclassified to commercial real estate loans in December 1997. Previously reported amounts were not restated.

         CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth the scheduled contractual amortization of the Company's loans held for investment at December 31, 1997, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less.



                                                                Principal Repayments Contractually Due
                                                                    in Year(s) Ended December 31,
                            ---------------------------------------------------------------------------------------------------

                             Total at
                            December 31,                                           2001-        2003-        2009-      There-
                                1997          1998        1999         2000        2002         2008         2014        after
                            -----------     ---------   --------    ---------    ---------   ----------    ---------   --------
                                                                   (in thousands)
Mortgage loans:
   1-4 family residential   $  958,542      $25,404     $22,775     $23,711     $ 50,986     $166,321     $184,966    $484,379
Consumer                       194,793       35,114      22,199      20,515       31,630       52,101       18,837      14,397
Commercial real estate          71,508        5,121       5,361       5,699       14,411       31,058        9,846          12
Business loans                  24,456        1,943       2,129       2,332        4,236        8,216        5,600           -
SBA                             20,016        1,574       1,186       1,153        2,414        7,157        4,169       2,363
                            ----------      -------     -------     -------     --------     --------    ---------   ---------
     Total  (1)             $1,269,315      $69,156     $53,650     $53,410     $103,677     $264,853     $223,418    $501,151
                             =========       ======      ======      ======      =======      =======      =======     =======


(1) Of the $1.2 billion of loan principal repayments contractually due after December 31, 1998, $496.3 million have fixed rates of interest and $703.8 million have adjustable rates of interest.

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

         ACTIVITY IN LOANS HELD FOR INVESTMENT. The following table sets forth the activity in the Company's loans held for investment during the periods indicated.


                                                           Year Ended December 31,
                                              ------------------------------------------------
                                                  1997               1996              1995
                                              -----------        ------------       ----------
                                                                (in thousands)
Gross loans held for investment at
  beginning of period                         $ 1,122,296        $   807,905        $ 596,933
Originations of loans held for
  investment:
    1-4 family residential                        107,628             52,304           35,319
    Consumer                                       88,809             58,411           48,432
    Commercial real estate                         32,905             16,848            5,291
    Business loans                                 14,424             16,955            4,766
                                              -----------        -----------        ---------
      Total originations                          243,766            144,518           93,808
Purchases of loans held for investment:
    1-4 family residential (1)                    152,480            257,575          234,963
    Consumer                                         --               45,579             --
    Commercial real estate                           --               26,110             --
    Business loans                                   --               18,269             --
    SBA                                              --                 --               --
                                              -----------        -----------        ---------
      Total purchases                             152,480            347,533          234,963
      Total originations and purchases            396,246            492,051          328,771
Repayments                                       (249,227)          (177,660)        (117,799)
                                              -----------        -----------        ---------
Net activity in loans held for
  investment                                      147,019            314,391          210,972
                                              -----------        -----------        ---------
Gross loans held for investment at end
  of period                                   $ 1,269,315        $ 1,122,296        $ 807,905
                                              ===========        ===========        =========


(1) The $152.5 million of 1-4 family residential loans purchased during 1997 consisted of $21.3 million of adjustable rate loans purchased by the Company from third parties and $131.2 million of loans generated through Commonwealth's wholesale correspondent network. The $257.6 million of 1-4 family residential loans purchased during 1996 consisted of $79.9 million of adjustable rate loans purchased by the Company from third parties, $148.3 million of loans generated through Commonwealth's wholesale correspondent network, and $29.4 million purchased in the June 1996 acquisition of 12 former Meridian Bank branches (the "Berks Acquisition"). For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions" in Item 7 hereto.

        RESIDENTIAL LOAN ORIGINATIONS AND SALES. The primary lending activities of the Company are the origination and sale, without recourse, of conventional and insured/guaranteed real estate loans secured by first liens on 1-4 family residences.

         Retail loans are originated by Commonwealth's own sales force of approximately 52 commissioned or salaried loan originators through referrals from the Company, real estate brokers, builders of new homes and others, as well as through direct contact with borrowers. In connection with the origination of each loan, Commonwealth prepares mortgage documentation, conducts credit checks, has the subject property appraised by independent appraisers, and closes the loan.

         The retail loan production office originating a loan is responsible for taking the loan application and coordinating information flow between the applicant and Commonwealth's processing center, which relocated along with the Company's headquarters in January 1997 from Malvern, Pennsylvania to Norristown, Pennsylvania. Retail loan applications must be approved by Commonwealth's underwriting department for compliance with underwriting criteria, including the ratio of the loan amount to the value of the security property ("loan-to-value ratio"), borrower income qualifications and necessary insurance. Upon approval, Commonwealth issues a formal commitment letter to the prospective borrower specifying the amount of the loan, the prevailing interest rate or means for determining the same, the fees to be paid to Commonwealth, and the date on which the commitment expires.

         Wholesale loans are purchased from correspondents/brokers, or funded by Commonwealth on behalf of correspondents and brokers. Commonwealth currently employs three regional account executives to work with over 195 correspondents and brokers. The correspondent or broker is responsible for the processing of the loan application. When a wholesale loan enters the underwriting stage, for the majority of correspondents and brokers, the underwriting is performed by Commonwealth similar to retail loan originations above. In certain instances, Commonwealth delegates the underwriting function to correspondents and brokers. Such delegated underwriting meets Commonwealth's criteria of underwriting standards. Once the underwriting approval is complete, the purchase or funding is initiated.

         Commonwealth originates conventional loans and, to a lesser extent, FHA-insured and VA-guaranteed loans. The vast majority of conventional loans are originated under terms and documentation which conform to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines, and, as such, are eligible for sale in the secondary market.

         The results of the Company's mortgage banking operations are significantly dependent upon its ability to originate loans. This ability, in turn, is substantially dependent upon prevailing interest rate levels, which affect the degree to which consumers obtain new loans and refinance existing loans. Economic conditions in the Company's service areas also have a significant effect on the residential housing market and, thus, could have a similar effect on Commonwealth's loan origination activity.

         Mortgage loan originations totaled $585.1 million and $462.1 million during 1997 and 1996, respectively, which included $192.4 million and $233.8 million, respectively, of loans originated through the wholesale correspondent lending network.

         Commonwealth sells substantially all of the fixed-rate loans it originates which conform to FNMA/FHLMC requirements to investors in the secondary market. The Company retains essentially all of the adjustable rate loans, as well as the loans originated by it which do not conform to the requirements for sale to the FNMA and the FHLMC (primarily because the principal amount exceeds the limit, which is currently $227,150 for loans secured by a single-family, owner-occupied residence) and loans to employees of the Company. The Company also has been retaining fully amortizing fixed-rate loans with maturities of ten years.

         The Company's mortgage loans sold to others generally are sold in groups through mortgage-backed securities issued by the FNMA or the FHLMC, or on a loan-by-loan basis to these agencies or other investors. In the case of the loans sold through mortgage-backed securities, the loans are grouped in pools of $1.0 million or more and certain documents are delivered to the FNMA or the FHLMC, which issues a mortgage-backed security representing an undivided interest in the loan pool. For issuing the security, the FNMA or the FHLMC receives an annual guarantor fee of approximately 0.17% to 0.29% of the declining principal amount of the loan pool. Commonwealth, through investment bankers, arranges to sell mortgage-backed securities to investors.

         The Company generally retains the rights to service the conventional loans it sells, while selling the FHA-insured and VA-guaranteed loans originated by it on a servicing-released basis. As a result, the loans serviced by Commonwealth for others do not include any FHA-insured or VA-guaranteed loans.

         A period of 30 to 90 days generally lapses between Commonwealth's commitment to make a mortgage loan and the ultimate sale of the loan to an investor. During this period, Commonwealth employs various hedging techniques, such as forward commitments and put options, to protect the value of its mortgage production. Mortgage loans generally will decrease in value during periods of increasing interest rates and increase in value during periods of decreasing interest rates. The cost of the various hedging techniques employed by the Company are deducted from the net gain or loss on the sale of mortgage loans. Accordingly, fluctuations in prevailing interest rates may result in a gain or loss to Commonwealth as a result of adjustments to the carrying value of loans held for sale, or on the sale of loans to the extent that Commonwealth has not obtained prior commitments by investors to purchase such loans or otherwise hedged the value of the loans against changes in interest rates. Moreover, the amount of unhedged loans can increase as a result of increases in interest rates, which can result in greater than anticipated closings of loans in process.

         The principal means by which Commonwealth hedges its mortgage production are through the use of mandatory forward and option contracts, which are legal agreements between two parties to purchase and sell a specific quantity of a financial instrument, at a specified price, with delivery and settlement at a specified future date. Commonwealth adjusts the amount of its unhedged loans in process based on management's assessment of market conditions and loan closing rates.

         The following table sets forth certain information relating to the volume and type of loans originated and sold by Commonwealth during the periods indicated.


                                                                  Year Ended December 31,
                                        ---------------------------------------------------------------------------
                                                  1997                      1996                       1995
                                        ----------------------     ----------------------     ---------------------
                                                       Number                      Number                    Number
                                         Principal       of        Principal         of        Principal      of
                                          Amount        Loans        Amount        Loans        Amount       Loans
                                          ------        -----        ------        -----        ------       -----
                                                                             (dollars in thousands)
Originations for the Company (1):
  Conventional                          $238,799       1,286       $200,558         979       $208,865       1,086
  FHA/VA                                    --          --             --          --             --          --
                                        --------       -----       --------       -----       --------       -----
    Total Company                        238,799       1,286        200,558         979        208,865       1,086
                                        --------       -----       --------       -----       --------       -----
Originations for others (1):
  Conventional                           249,741       2,081        232,622       2,176        260,300       2,362
  FHA/VA                                  96,606       1,014         28,893         322         25,594         281
                                        --------       -----       --------       -----       --------       -----
    Total Other                          346,347       3,095        261,515       2,498        285,894       2,643
                                        --------       -----       --------       -----       --------       -----
Total Company and others                $585,146       4,381       $462,073       3,477       $494,759       3,729
                                        ========       =====       ========       =====       ========       =====

Retained by the Company (1)(2):
  Conventional                          $238,799       1,286       $200,558         979       $208,865       1,086
  FHA/VA                                    --          --             --          --             --          --
                                        --------       -----       --------       -----       --------       -----
    Total Company                        238,799       1,286        200,558         979        208,865       1,086
                                        --------       -----       --------       -----       --------       -----
Sales to Others (1)(3):
  Conventional                           233,299       2,116        236,190       2,275        264,538       2,332
  FHA/VA                                  94,654         979         29,781         331         14,738         161
                                        --------       -----       --------       -----       --------       -----
    Total Other                          327,953       3,095        265,971       2,606        279,276       2,493
                                        --------       -----       --------       -----       --------       -----
Total Company and Other                 $566,752       4,381       $466,529       3,585       $488,141       3,579
                                        ========       =====       ========       =====       ========       =====
Other adjustments to
  loans held for sale (4)               $  1,845                   $ (4,210)                  $    850
                                        ========                   ========                   ========
Increase/(decrease) in
 mortgage loans held for sale           $ 20,239                   $ (8,666)                  $  7,468
                                        ========                   ========                   ========


(1)      Consists entirely of 1-4 family residential loans.
(2) Consists entirely of 1-4 family residential loans which have adjustable rates, are nonconforming due to the size of the loan, or are made to an employee of the Company.
(3)      Includes loans converted into mortgage-backed securities.
(4) Consists of repayments of loans held for sale, net gain on sale of loans, and deferred loan fees.

         The following table sets forth certain information relating to the geographic distribution of loans originated by Commonwealth through its retail and wholesale networks during the periods indicated.


                                                                    Year Ended December 31,
                                        ============================================================================

                                                  1997                        1996                      1995
                                        ======================      ======================     =====================
                                                        Number                     Number                     Number
                                         Principal        of         Principal       of        Principal        of
                                          Amount        Loans         Amount       Loans        Amount        Loans
                                                                    (dollars in thousands)
Retail:
Pennsylvania                             $186,086       1,682       $166,770       1,542       $116,455       1,078
Maryland                                  147,713       1,069              0           0              0           0
New Jersey                                 32,236         222         28,863         220         17,081         146
Rhode Island                               19,776         207         20,328         222         21,950         227
Connecticut                                 6,930          58         10,433          90          9,489          79
Florida                                         0           0          1,894          21         11,805         124
                                         --------       -----       --------       -----       --------       -----
    Total  Retail                         392,741       3,238        228,288       2,095        176,780       1,654
                                         --------       -----       --------       -----       --------       -----

Wholesale:
Pennsylvania                               37,551         276         44,328         336         33,671         255
Maryland                                   35,080         164         50,049         268         82,023         486
Virginia                                   29,624         139         42,326         207         72,794         410
New Jersey                                 19,757         147         17,250         106         17,163         134
North Carolina                             12,276          66          7,570          54         22,533         187
Delaware                                   11,904          95         16,682         133         24,764         201
Arizona                                     8,393          30          3,633          17              0           0
Texas                                       5,407          27          3,768          22          2,924          17
Massachusetts                               4,960          25          1,276           4              0           0
Georgia                                     4,901          25         13,551          60         18,159          85
Illinois                                    3,011          15          6,214          32            749           4
Ohio                                        2,948          18          2,831          14          9,925          81
Colorado                                    2,464          13          1,269           5              0           0
Connecticut                                 2,241          18            234           1          1,934          17
Michigan                                    2,045          13              0           0              0           0
South Carolina                              1,756          13          1,151           6          1,388          13
Indiana                                     1,644          13          1,670          13            149           1
Florida                                     1,559          13          9,156          54         12,023          93
Wisconsin                                   1,150           9            203           1         10,236          49
Louisiana                                   1,065           8            769           2              0           0
Washington, D.C                               633           2            460           2              0           0
Kentucky                                      590           3            264           2            865          10
New York                                      390           4              0           0            274           2
Kansas                                        339           2          1,543           8          1,222           9
Tennessee                                     230           1          1,225           8              0           0
Alabama                                       214           1          6,053          24          3,941          14
West Virginia                                 100           1            171           2            203           1
Rhode Island                                   90           1              0           0              0           0
Missouri                                       83           1            139           1              0           0
California                                      0           0              0           0          1,039           6
                                         --------       -----       --------       -----       --------       -----
    Total Wholesale                       192,405       1,143        233,785       1,382        317,979       2,075
                                         --------       -----       --------       -----       --------       -----
Total Retail and Wholesale (1)           $585,146       4,381       $462,073       3,477       $494,759       3,729
                                         ========       =====       ========       =====       ========       =====

-----------------------------------

(1) Consists entirely of 1-4 family residential loans.

         CONSUMER LENDING ACTIVITIES. The Company offers consumer loans to its customers, which are obtained primarily through existing and walk-in customers and direct advertising. At December 31, 1997, $194.8 million, or 15%, of the Company's total loan portfolio was comprised of consumer loans.

         A significant portion of the Company's consumer loan portfolio is comprised of second mortgage loans, which are generally secured by the underlying equity in a borrower's home or second residence. These loans are for a fixed amount, have fixed interest rates, terms of one to 15 years, loan-to-value ratios of 100% or less, with the majority being at 80% or less, and are generally for amounts less than $100,000. At December 31, 1997, second mortgage loans totaled $98.9 million, or 8%, of the Company's total loan portfolio.

         The Company's consumer loan portfolio is also comprised of a significant amount of home equity lines of credit, which are a form of revolving credit and are generally secured by the underlying equity in the borrower's home or second residence. These loans have floating interest rates, loan-to-value ratios of 100% or less, with the majority being at 75% or less, and are generally for amounts less than $100,000. At December 31, 1997, home equity lines of credit amounted to $41.6 million, or 3%, of the Company's total loan portfolio. The Company had $102.7 million of total commitments pursuant to such equity lines of credit outstanding at year-end 1997.

         The remaining $54.3 million of the Company's consumer loan portfolio at December 31, 1997 was comprised primarily of loans secured by new and used automobiles, recreational vehicles, and personal loans and lines of credit. The Company also commenced marketing credit cards to its deposit customers in 1996. Such credit cards may be secured by the borrower's principal residence or unsecured, and are serviced for the Company by a third-party servicer.

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

         COMMERCIAL LENDING ACTIVITIES. Commencing in late 1993, the Company expanded its commercial lending activities by developing the capacity to make commercial business loans directly to small businesses located in its primary market areas in Pennsylvania, as well as loans secured by owner-occupied commercial real estate in such areas. The Company generally provides loans for commercial purposes to borrowers only under circumstances where the borrower also has, or establishes, a deposit relationship with the Company. The loans typically range in size from $0.25 million to $1.0 million. Commercial real estate loans are generally made in the same amounts and may be secured by office buildings, warehouses, and other special purpose properties. Applications for commercial loans are obtained primarily through loan officer solicitation, branch referrals, and direct inquiry. As of December 31, 1997, commercial loans (other than loans generated by the Small

Business Administration) totaled $96.0 million, or 8%, of the Company's total loan portfolio. Of that amount, $44.4 million were acquired in conjunction with the Berks Acquisition. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions" in
Item 7 hereto. At December 31, 1997, commercial loans (other than SBA loans) were comprised of $71.5 million of commercial real estate loans and $24.5 million of business loans. During December 1997, Commonwealth reclassified approximately $11.5 million of business loans to commercial real estate loans. However, previously reported amounts were not restated.

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

         From time to time the Company purchases from other entities participation interests in loans and securities backed by loans to commercial businesses which are fully guaranteed by the SBA. At December 31, 1997, the Company had $20.0 million of such loans or securities, which represented 2% of the Company's total loan portfolio.

         LOAN ORIGINATION FEES. In addition to interest earned on loans, the Company receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the loan and are charged to the borrower in connection with the origination of the loan.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, which addresses the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Company's loan origination fees and certain related direct loan origination costs have been offset, and the resulting net amount has been deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 1997, the Company had $3.0 million of loan fees related to loans receivable which had been deferred and are being recognized as income over the estimated maturities of the related loans using the level-yield method.

LOAN SERVICING ACTIVITIES

         Commonwealth, a qualified seller servicer for the FNMA and the FHLMC, services residential real estate loans for others as well as loans held by Commonwealth for investment and sale. Servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, supervising foreclosures in the event of unremedied defaults, and generally administering the loans.

         When Commonwealth receives the gross loan payment from the individual mortgagees of serviced loans, it remits to the owner of the loan a predetermined net amount based on the yield on that loan. The difference between the coupon on the underlying loan and the predetermined net amount paid to the owner of the loan is the gross servicing fee. As the owner of servicing rights, Commonwealth retains a net servicing fee which currently ranges from 0.25% to 0.375% of the declining principal amount of the loans, plus any late charges.

         At December 31, 1997, Commonwealth was servicing $1.3 billion of loans for others, as well as $0.9 billion of loans held by Commonwealth for investment and sale. The portfolio of loans serviced by Commonwealth at December 31, 1997 consisted of approximately 24,200 loans with an average loan balance of approximately $90,870, a weighted average service fee of approximately 0.35% per annum (inclusive of excess servicing associated with loans serviced by Commonwealth for others) and a weighted average remaining contractual term of approximately 23.3 years. The Company's loan servicing fees totaled $5.2 million in 1997, $5.2 million in 1996, and $5.5 million in 1995.

         From time to time, the Company evaluates purchased mortgage servicing rights ("PMSRs") as a means of enhancing noninterest income. In 1990 and 1991, Commonwealth paid $19.1 million to acquire the servicing rights related to $1.1 billion of loans. In addition, during 1994, the Company began purchasing whole loans through a wholesale lending network. In connection with the purchase of these loans, a premium is paid to the correspondent or broker for the right to service such loans, which is recorded as PMSRs.

         Commonwealth also has sought to expand its mortgage servicing portfolio by increasing the amount of loans originated and sold on a servicing-retained basis. Commonwealth generally retains the rights to service the conventional loans sold, and sells all FHA-insured and VA-guaranteed loans on a servicing-released basis.

         During the years ended December 31, 1997, 1996 and 1995, Commonwealth sold $191.4 million, $226.9 million and, $86.1 million of loans originated on a servicing-retained basis, respectively, and $136.6 million, $39.1 million, and $193.2 million on a servicing-released basis, respectively. During 1997, the percentage of loans sold on a servicing-released basis increased, relating primarily to servicing-released loan sales by Homestead Mortgage. During 1996, the percentage of loans sold on a servicing-released basis decreased as a result of a decrease in loan originations of products which Commonwealth generally sells servicing-released.

         On January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Company acquires mortgage servicing rights through the purchase and origination of mortgage loans which are sold or securitized, generally with servicing retained. SFAS No. 122 requires the Company to allocate the total cost of the mortgage loans to the mortgage servicing rights and to the loans (exclusive of the mortgage servicing rights) based on their relative fair values. The Company is required to periodically assess its capitalized mortgage servicing rights for impairment, based upon the discounted cash flow of the rights disaggregated within their predominant risk characteristics. Any impairment would be recognized through a valuation allowance. Application of this pronouncement was required for mortgage servicing rights acquired on loans sold or securitized commencing January 1, 1996, without retroactive capitalization of mortgage servicing rights retained in such transactions before adoption of the pronouncement. For the year ended December 31, 1997, the Company recorded originated mortgage servicing rights ("OMSRs") of $3.3 million, net of a $1.6 million valuation allowance.

         PMSRs, OMSRs, and capitalized excess servicing fees generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates.

         As part of its responsibilities as a servicer of mortgage-backed securities, Commonwealth is required to remit to investors the monthly principal collected and scheduled interest payments on most loans, including those for which no interest payments have been received due to delinquency. At December 31, 1997, the principal amount of loans serviced by Commonwealth for others that were subject to this condition aggregated $1.1 billion, of which $26.0 million, or 2%, were more than 30 days delinquent. Substantially all of these loans were sold without recourse and are guaranteed by the FNMA or the FHLMC.

         Although the Company currently intends to continue to expand its loan servicing portfolio primarily through the sale of conventional loans on a servicing-retained basis, the Company may, depending on current mortgage origination volumes and other factors, elect to sell a portion of newly-originated loans on a servicing-released basis. Management also may evaluate the acquisition of PMSRs.

         The following table presents information regarding loans serviced by Commonwealth at the dates indicated.


                                                                            December 31,
                                                            ---------------------------------------------


                                                                1997             1996            1995
                                                            ----------       ----------       -----------
                                                                            (in thousands)
Mortgage loans underlying mortgage-backed securities:
  FNMA                                                      $  748,727       $  714,472       $  708,138
  FHLMC                                                        350,216          340,928          346,765
  Other investors                                                  462              615           20,694
                                                            ----------       ----------       ----------
                                                             1,099,405        1,056,015        1,075,597
Mortgage loans serviced for others:
  FNMA                                                          93,364          102,387          103,184
  Other investors                                              110,747          181,488           85,195
                                                            ----------       ----------       ----------
                                                               204,111          283,875          188,379
                                                            ----------       ----------       ----------
Total loans serviced for others                              1,303,516        1,339,890        1,263,976
                                                            ----------       ----------       ----------

Mortgage loans serviced for the Company:
  Loans held for investment                                    836,955          724,207          560,404
  Loans held for sale by Commonwealth                           58,594           23,610           26,385
                                                            ----------       ----------       ----------
                                                               895,549          747,817          586,789
                                                            ----------       ----------       ----------
    Total loans serviced (1)                                $2,199,065       $2,087,707       $1,850,765
                                                            ==========       ==========       ==========


(1) PMSRs accounted for $173.7 million, $205.9 million, and $291.3 million of total loans serviced at December 31, 1997, 1996, and 1995, respectively.

         The following table sets forth the coupon distribution of loans serviced by Commonwealth at December 31, 1997.


    Coupon                              Principal Balance of Serviced Loans Relating to or for
----------------         --------------------------------------------------------------------------------------------
                                              Capitalized Excess Servicing
                               PMSRs            Fees, OMSRs and Other (1)         The Company (2)            Total
                         ---------------    ------------------------------    ----------------------    -------------
                                                             (dollars in thousands)

5.00% or less             $      390              $          831                    $   14,613          $     15,834
5.01 - 6.00%                       -                      14,141                        59,741                73,882
6.01 - 7.00%                   3,606                     245,353                       173,367               422,326
7.01 - 8.00%                  23,418                     537,351                       404,426               965,195
8.01 - 9.00%                  29,368                     258,248                       220,558               508,174
9.01 - 10.00%                 45,741                      53,063                        17,867               116,671
10.01 - 11.00%                55,780                      17,798                         3,429                77,007
11.01 - 12.00%                13,968                       1,532                           584                16,084
12.01 - 13.00%                   661                       1,055                           584                 2,300
13.01 or greater                 806                         406                           380                 1,592
                          ----------               -------------               -     ---------          ------------
                          $  173,738               $   1,129,778                     $ 895,549          $  2,199,065
                          ==========               =============                     =========          ============


(1) Includes approximately $128.2 million of loans serviced by Commonwealth for others which relate neither to capitalized excess servicing fees nor OMSRs.

(2) Includes loans held for investment and loans held for sale by the Company.

         The following table sets forth the geographic distribution of properties securing the loans serviced by Commonwealth at December 31, 1997.


                                                                   Percentage of Total Principal
      State                         Principal Balance                         Balance
------------------                  -----------------              ------------------------------
                                 (dollars in thousands)
Pennsylvania                          $1,128,281                               51.31%
New Jersey                               302,844                                13.77
Maryland                                 189,720                                 8.63
Virginia                                 140,312                                 6.38
Connecticut                              103,233                                 4.69
New York                                  49,546                                 2.25
Rhode Island                              45,108                                 2.05
Florida                                   43,643                                 1.99
Delaware                                  39,105                                 1.78
Georgia                                   28,005                                 1.27
North Carolina                            25,842                                 1.18
Washington, D.C.                          13,063                                 0.59
Arizona                                   11,535                                 0.53
Texas                                     10,821                                 0.49
Alabama                                    9,483                                 0.43
Illinois                                   8,543                                 0.39
Massachusetts                              8,264                                 0.38
Ohio                                       7,798                                 0.35
South Carolina                             5,971                                 0.27
Colorado                                   5,075                                 0.23
California                                 3,083                                 0.14
Other                                     19,790                                 0.90
                                      ----------                             --------
Total                                 $2,199,065                              100.00%
                                      ==========                              ======

ASSET QUALITY

         Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of principal and interest. When loans are placed on nonaccrual, interest previously accrued but not collected is reversed against interest income in the current period. As a matter of policy, the Company provides an allowance for accrued interest deemed to be uncollectable when a loan is 90 days delinquent.

         Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure, under generally accepted accounting principles ("GAAP"), is classified as real estate owned until sold. Pursuant to a statement of position ("SOP 92-3"), such assets are carried at the lower of fair value less estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized to the extent of their net realizable value. The Company's accounting for its real estate owned complies with the guidance set forth in SOP 92-3.

         DELINQUENT LOANS. The following table sets forth information relating to the Company's delinquent loans held for investment and the relation to the Company's total loans held for investment at the dates indicated.

                                                         December 31,
                           ----------------------------------------------------------------------------
                                  1997                         1996                       1995
                           ---------------------       ---------------------      ---------------------
                                                                  (dollars in thousands)
30 to 59 days               $13,083        1.03%        $12,854       1.15%        $ 5,013        0.62%
60 to 89 days                 2,503        0.20           7,980       0.71           2,132        0.26
90 days and over              8,938        0.70           8,058       0.72           6,193        0.77
                            -------        ----         -------       ----         -------        ----
      Total (1)             $24,524        1.93%        $28,892       2.58%        $13,338        1.65%
                            =======        ====         =======       ====         =======        ====



(1) Does not include delinquent commercial loans which are fully guaranteed as to principal and interest by the SBA, which amounted to $1.1 million, $1.4 million, and $1.4 million at December 31, 1997, 1996, and 1995, respectively.

         NONPERFORMING ASSETS. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.


                                                                             December 31,
                                                     -----------------------------------------------------------------
                                                      1997          1996          1995            1994          1993
                                                     ------        ------        ------          ------        -------
                                                                        (dollars in thousands)
1-4 family residential mortgage loans                $5,269        $5,240        $5,605          $4,137        $ 5,775
Consumer loans                                        1,324         1,335           221             215            203
Commercial real estate loans                          1,753         1,399           367            --             --
Business loans (1)                                      592            84          --              --             --
                                                     ------        ------        ------          ------        -------
  Total nonperforming loans                           8,938         8,058         6,193           4,352          5,978
Real estate owned, net                                  626         1,090           752           1,927          4,424
Investment securities                                  --            --             420            --            4,420
                                                     ------        ------        ------          ------        -------
  Total nonperforming assets (1)                     $9,564        $9,148        $7,365          $6,279        $14,822
                                                     ======        ======        ======          ======        =======
Nonperforming loans to total loans held for
  investment (1)                                       0.70%         0.72%         0.77%           0.73%          1.17%
                                                     ======        ======        ======          ======        =======
Total nonperforming assets to total assets (1)         0.42%         0.43%         0.51%           0.52%          1.26%
                                                     ======        ======        ======          ======        =======


(1) Does not include nonperforming commercial loans which are fully guaranteed as to principal and interest by the SBA, which amounted to $1.1 million at both December 31, 1997 and 1996. There were no nonperforming SBA loans at December 31, 1995, 1994, and 1993.

(2) Consisted of a deposit with a bankers' bank which was in bankruptcy liquidation. The deposit was received by the Company in 1996.

(3) Consisted of a $4.4 million nonperforming investment in commercial paper which was sold in 1994.

         At December 31, 1997, the Company's $5.3 million of nonperforming single-family residential loans consisted of 90 loans having an average balance of $59,000.

         Forgone interest income on nonaccruing loans was $0.7 million for the year ended December 31, 1997 and $0.6 million for each of the years ended December 31, 1996 and 1995. The actual amount of interest recorded as income on such loans amounted to $0.3 million for each of the years ended December 31, 1997, 1996, and 1995.

         At December 31, 1997, the Company's real estate owned totaled $0.6 million, consisting of 13 single-family residential properties acquired through foreclosure or by deed-in-lieu of foreclosure At December 31, 1996, real estate owned totaled $1.1 million, consisting of 23 single-family residential properties acquired through foreclosure or by deed-in-lieu of foreclosure. At year-end 1995, real estate owned totaled $0.8 million, consisting of ten single-family residential properties acquired through foreclosure or by deed-in-lieu of foreclosure.

           During 1997, the Company sold 27 single-family residential properties which were held as real estate owned for a net loss of $0.1 million and acquired an additional 17 single-family residential properties through foreclosure or deed-in-lieu of foreclosure. During 1996, the Company sold 11 single-family residential properties which were held as real estate owned for a net loss of $0.1 million, and acquired an additional 24 single-family residential properties through foreclosure or deed-in-lieu thereof. During 1995, the Company sold 17 single-family residential properties which were held as real estate owned for a net gain of $0.1 million, and acquired an additional eight single-family residential properties through foreclosure or deed-in-lieu thereof.

         CLASSIFIED ASSETS. Federal regulations require that each insured savings association classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful," and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable on the basis of currently existing facts, conditions and values, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Classified assets of the Company were essentially comprised of its nonperforming assets, as discussed above.

         A fourth category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss, but which represent potential future problem assets. At December 31, 1997, the Company had $6.4 million of assets classified special mention.

         ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated loan losses based upon an assessment of prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions and other factors related to the collectibility of the loan portfolio. In management's opinion, the allowance for loan losses is sufficient to absorb estimated losses in the loan portfolio.

         The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.


                                                                    Year Ended December 31,
                                          -----------------------------------------------------------------------
                                            1997           1996            1995            1994            1993
                                            ----           ----            ----            ----            ----
                                                     (dollars in thousands)
Allowance at beginning of year            $ 9,971         $ 7,485         $ 7,307         $ 7,309         $ 6,935
                                          -------         -------         -------         -------         -------
Provision: (1)
  Mortgage                                 (2,497)            119             449             118             590
  Consumer                                  1,720             457             114            (200)            120
  Commercial                                2,377              25              15             250            --
                                          -------         -------         -------         -------         -------
    Total provision                         1,600             601             578             168             710
Charge-offs:
  Mortgage                                   (453)           (189)           (362)           (103)           (226)
  Consumer                                 (1,383)           (478)           (125)           (191)           (215)
  Commercial                                 (963)           --              --              --              --
                                          -------         -------         -------         -------         -------
    Total charge-offs                      (2,799)           (667)           (487)           (294)           (441)
Recoveries:
  Mortgage                                    147             133              68              39              19
  Consumer                                     74              29              19              85              86
  Commercial                                   31              18            --              --              --
                                          -------         -------         -------         -------         -------
    Total recoveries                          252             180              87             124             105
Allowance Acquired in
  Berks Acquisition                          --             2,372            --              --              --
                                          -------         -------         -------         -------         -------
Allowance at end of year                  $ 9,024         $ 9,971         $ 7,485         $ 7,307         $ 7,309
                                          =======         =======         =======         =======         =======

Allowance for loan losses to total
   nonperforming loans at end of
   year                                    100.96%         123.74%         120.86%         167.90%         122.26%
                                          =======         =======         =======         =======         =======
Allowance for loan losses to total
   loans held for investment at end
   of year                                   0.71%           0.89%           0.93%           1.22%           1.42%
                                          =======         =======         =======         =======         =======


(1) Reflects a reclassification during 1997.

         The following table presents the Company's allowance for loan losses allocated by categories of loans held for investment at the dates indicated.


                                                                                        December 31
                                 -------------------------------------------------------------------------------------------------
                                        1997                      1996                    1995                       1994
                                 ----------------------    --------------------   -----------------------    ---------------------
                                             Percent of             Percent of                Percent of               Percent of
                                             Loans by                Loans by                  Loans by                  Loans by
                                 Amount      Category (1)  Amount   Category(1)    Amount    Category (1)    Amount   Category (1)
                                 ------      --------      ------   -----------    ------    ------------    ------   ------------
                                                                               (dollars in thousands)
Breakdown of allowance:
  Mortgage loans                 $2,536       0.26%       $5,339       0.63%       $5,228       0.80%       $5,074       1.27%
  Consumer loans                  2,916       1.50         2,505       1.48         1,992       1.79         1,983       1.90
  Commercial loans                3,572       3.72         2,127       3.00           265       2.18           250       3.94
  SBA loans                        --         --            --         --            --         --            --         --
                                 ------       ----        ------       ----        ------       ----        ------       ----
  Total allowance for loan
    losses                       $9,024       5.48%       $9,971       5.11%       $7,485       4.77%       $7,307       7.11%
                                 ======       ====        ======       ====        ======       ====        ======       ====

                                      December 31
                                 ----------------------
                                         1993
                                 ----------------------
                                              Percent of
                                               Loans by
                                 Amount      Category (1)
                                 ------      ------------
                                  (dollars in thousands)
Breakdown of allowance:
  Mortgage loans                 $5,020          1.36%
  Consumer loans                  2,289          2.33
  Commercial loans                 --             --
  SBA loans                        --             --
                                 ------          ----
  Total allowance for loan
    losses                       $7,309          3.69%
                                 ======          ====


-------------------

(1)      Total loans exclude mortgage loans held for sale.

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

        The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. In accordance with this Statement, the Company segregated its mortgage-backed and investment securities into two categories, those held to maturity and those available for sale. Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of related tax effects, excluded from earnings and reported as a separate component of shareholders' equity. The effect of the adoption was to increase shareholders' equity by $7.3 million at January 1, 1994.

        At December 31, 1997, the Company's $735.3 million of mortgage-backed securities, representing 32% of the Company's $2.3 billion of total assets, were comprised of $196.2 million and $539.1 million of held-to-maturity and available-for-sale mortgage-backed securities, respectively. Included in the Company's $735.3 million of mortgage-backed securities at December 31, 1997 were $390.8 million of mortgage-backed securities, which were issued and guaranteed by the FHLMC, the FNMA or the GNMA, and $339.2 million of Collateralized Mortgage Obligations ("CMOs"). With respect to the CMOs, $88.6 million were guaranteed by the FNMA and FHLMC, and $250.6 million were rated AAA by national rating agencies. At December 31, 1997, $562.9 million, or 77%, of the Company's mortgage-backed securities portfolio had fixed rates of interest, and $172.4 million, or 23%, had adjustable rates of interest.

        Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees related to the securities, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company. At December 31, 1997, $300.8 million, or 41%, of the Company's mortgage-backed securities were pledged to secure various obligations of the Company.

        The following table sets forth the activity in the Company's mortgage-backed securities portfolio during the periods indicated.


                                                                   Year Ended December 31,
                                                         --------------------------------------------
                                                             1997            1996             1995
                                                            ------          ------            -----
                                                                        (in thousands)
Mortgage-backed securities at beginning of year          $ 752,707        $ 463,353        $ 430,119
Purchases                                                  189,818          412,676           85,472
Sales                                                      (41,770)            --               --
Repayments and prepayments                                (166,838)        (122,895)         (64,887)
Unrealized gains or (losses) on available-for-sale
  mortgage-backed securities                                 1,374             (427)          12,649
                                                         ---------        ---------        ---------
Mortgage-backed securities at end of year (1)            $ 735,291        $ 752,707        $ 463,353
                                                         =========        =========        =========


(1) At December 31, 1997, the amortized cost and market value of the Company's total mortgage-backed securities (including held-to-maturity and available-for-sale mortgage-backed securities) amounted to $730.8 million and $738.1 million, respectively.

        At December 31, 1997, the contractual maturity of substantially all of the Company's mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments also affect the yield to maturity. The yield on the security is based upon the interest income and the amortization of any premium or accretion of any discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized or accreted over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual and anticipated prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages, and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates, generally, is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

        INVESTMENT SECURITIES. The Company has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and state and municipal governments, certificates of deposit at federally-insured banks and savings and loan associations, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly.

        The following table sets forth information regarding the carrying and market value of the Company's investment securities at the dates indicated.


                                                                December 31,
                                       --------------------------------------------------------------------------
                                              1997                        1996                       1995
                                       -------------------        -----------------------      --------------------
                                        Carry        Market         Carry         Market        Carry        Market
                                        Value        Value          Value         Value         Value        Value
                                        -----        -----          -----         -----         -----        -----
                                                                    (in thousands)
Held to maturity:
  U.S. Treasury and U.S.
    Government agency securities       $  --         $  --         $  --         $  --         $  --         $  --
                                       -------       -------       -------       -------       -------       -------

    Total Held to Maturity                --            --            --            --            --            --
                                       -------       -------       -------       -------       -------       -------

Available for sale (at market):
  U.S. Treasury and U.S.
    Government agency securities        39,980        40,041        47,963        48,089        38,789        39,263
  Corporate and bank notes
    receivable                            --            --            --            --           5,498         5,483
  Mortgage Security Mutual
    Fund                                 2,373         2,404         2,215         2,209         2,077         2,150
  Equity Servicing Partnership           4,819         4,819         2,880         2,880          --            --
  Other Equity Investments               3,256         4,062           757           757          --            --
                                       -------       -------       -------       -------       -------       -------
     Total Available for Sale           50,428        51,326        53,815        53,935        46,364        46,896
                                       -------       -------       -------       -------       -------       -------
     Total                             $50,428       $51,326       $53,815       $53,935       $46,364       $46,896
                                       =======       =======       =======       =======       =======       =======

---------------

          The following table sets forth certain information regarding the maturities of the Company's investment securities (all of which were classified as available for sale) at December 31, 1997.

                                                 Contractually Maturing
           ---------------------------------------------------------------------------------------------------

                                                           Weighted                               Weighted
                                      Under 1              Average               1-5              Average
                                        Year                Yield               Years              Yield
                                        ----                -----               -----              -----
                                                           (dollars in thousands)
U.S. Treasury and U.S.
  Government agency securities         $35,025              6.12%             $ 5,016               6.02%
Mortgage Security
  Mutual Fund                              --                 --                2,404              10.91
Equity Servicing Partnership               --                 --                4,819                N/A
Other Equity Investments                   --                 --                4,062                N/A
                                       -------                                -------
                                       $35,025              6.12%             $16,301               6.93%
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

  DEPOSITS. The Company's deposit products include a broad selection of deposit instruments, including NOW accounts, money market accounts, noninterest-bearing checking accounts, savings accounts, and certificate of deposit accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the length of time the funds must remain on deposit, and the interest rate.

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

  The Company attracts deposits through a network of convenient branch office locations by offering a wide variety of accounts and services, competitive interest rates, and extended customer hours. At December 31, 1997, the branch offices of the Company consisted of 39 traditional full-service offices and 17 full-service offices located in supermarkets. The Company opened its first supermarket branch in 1994 and opened an additional nine, four, and three in 1995, 1996, and 1997, respectively. Currently, the Company intends to open three supermarket branches and one mini-traditional branch in its market area in 1998.

  In addition to the Company's extensive branch network, the Company currently maintains 55 automated teller machine ("ATM") locations, and expects to further increase its ATM network during 1998. The Company also maintains a 24 hour telephone banking service known as COM-LINE.

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

  The Company's focus on customer service and convenience has facilitated its acquisition of lower-cost demand deposits and savings accounts, which generally have rates which are substantially less than certificates of deposit. At December 31, 1997, total demand deposits and savings deposits amounted to 37% and 15% of the Company's total deposits, respectively. During 1997, the weighted average rate paid on the Company's demand deposits and savings deposits amounted to 2.47% and 2.24%, respectively, as compared to a weighted average rate paid of 5.46% on the Company's certificates of deposit during this same period.

  The following table sets forth certain information relating to the Company's deposits at the dates indicated.


                                                                     December 31,
                              -----------------------------------------------------------------------------------------
                                       1997                               1996                        1995
                              ---------------------------      -------------------------      -------------------------
                                                 Percent                        Percent                        Percent
                                                 of Total                       of Total                       of Total
                                  Amount         Deposits         Amount        Deposits          Amount       Deposits
                                 ------          --------         ------        --------          ------       --------
                                                                  (dollars in thousands)
NOW accounts                  $  172,442           11.11%       $  171,567        11.50%       $  109,756        10.20%
Money market accounts            324,959           20.93           278,527        18.68           264,239        24.54
Noninterest-bearing
 deposit accounts                 81,653(1)         5.26            60,957         4.09            44,651         4.15
                              ----------          ------        ----------       ------        ----------       ------
  Total demand deposits          579,054           37.30           511,051        34.27           418,646        38.89
                              ----------          ------        ----------       ------        ----------       ------
Savings deposits                 229,290           14.77           260,089        17.44           144,163        13.39
Certificate of deposit
  accounts:
  6 months or less               259,519           16.71           304,674        20.43           237,460        22.05
  7-12 months                    220,341           14.19           175,425        11.76            82,637         7.68
  13-36 months                   216,011           13.91           199,292        13.36           141,589        13.15
  More than 36 months             48,609            3.12            40,919         2.74            52,054         4.84
                              ----------          ------        ----------       ------        ----------       ------
  Total certificates             744,480           47.93           720,310        48.29           513,740        47.72
                              ----------          ------        ----------       ------        ----------       ------
  Total deposits              $1,552,824          100.00%       $1,491,450       100.00%       $1,076,549       100.00%
                              ==========          ======        ==========       ======        ==========       ======

----------------
(1)      Includes $46.2 million of business checking accounts.

         The following table sets forth the activity in the Company's deposits during the periods indicated.


                                    Year Ended December 31,
                        -----------------------------------------------
                           1997             1996                1995
                        ----------       -----------         ----------
                                   (dollars in thousands)
Beginning balance       $1,491,450       $1,076,549          $  853,519
Net increase
  before interest            9,540          371,952(2)          191,808(1)
Interest credited           51,834           42,949              31,222
                        ----------       ----------          ----------
Net increase
  in deposits               61,374          414,901             223,030
                        ----------       ----------          ----------
Ending balance          $1,552,824       $1,491,450          $1,076,549
                        ==========       ==========          ==========


         (1) Includes $197.4 million of deposits assumed in connection with the acquisition of four branch offices of Fidelity Federal in July 1995.

         (2) Includes $379.7 million of deposits assumed in connection with the acquisition of twelve branch offices of Meridian Bank in June 1996.


         The following table sets forth by various interest rate categories the Company's certificates of deposit at the dates indicated.


                                                   December 31,
                                     ---------------------------------------
                                       1997           1996           1995
                                     --------       --------       ---------
                                            (dollars in thousands)
0.00% to 2.99%                       $  1,166       $  3,132       $    796
3.00% to 3.99%                          6,051         79,101         69,108
4.00% to 4.99%                        125,241        165,704         96,900
5.00% to 6.99%                        608,379        465,258        336,762
7.00% to 8.99%                          3,569          6,833         10,059
9.00% to 10.99%                            74            282            115
11.00% and over                           --             --             --
                                     --------       --------       --------
Total                                $744,480       $720,310       $513,740
                                     ========       ========       ========

         The following table sets forth the amount and remaining maturities of the Company's certificates of deposit at December 31, 1997.


                                               Over Six
                                                Months       Over One         Over Two
                              Six Months     Through One   Year Through     Years Through      Over Three
                               and Less          Year        Two Years       Three Years          Years
                              ----------     -----------   ------------    --------------    -------------
                                                                  (dollars in thousands)
0.00% to 1.99%                $  1,131       $   --         $   --            $  --            $  --
2.00% to 2.99%                      35           --             --               --               --
3.00% to 3.99%                   6,021             10             16               4              --
4.00% to 4.99%                  98,439         13,013          8,988             716            4,085
5.00% to 6.99%                 153,473        207,147        151,574          52,515           43,670
7.00% to 8.99%                     420            171          1,203             990              785
9.00% to 10.99%                   --             --                5            --                 69
11.00% & over                     --             --             --              --                --
                              --------       --------       --------         -------          -------
Total                         $259,519       $220,341       $161,786         $54,225          $48,609
                              ========       ========       ========         =======          =======


         At December 31, 1997, the Company had $92.2 million of certificates of deposit in amounts equal to or greater than $100,000, of which $50.1 million was scheduled to mature within six months, $23.4 million was scheduled to mature in over six months through 12 months, and $18.7 million was scheduled to mature in a time period greater than 12 months.

         BORROWINGS. The Company may obtain advances from the FHLB of Pittsburgh by pledging the common stock it owns in the FHLB and by pledging certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At December 31, 1997, the Company had $213.0 million of advances from the FHLB of Pittsburgh.

         From time to time the Company enters into agreements to sell securities under terms which require it to repurchase the same securities by a specified date. Repurchase agreements are considered borrowings which are secured by the sold securities. At December 31, 1997, the Company had $246.1 million of repurchase agreements outstanding.

         The following table sets forth the amount and weighted average rate of the Company's borrowings at the dates indicated.


                                                           December 31,
                         ---------------------------------------------------------------------------
                                  1997                      1996                      1995
                         --------------------      ---------------------      ----------------------
                                                     (dollars in thousands)
FHLB advances            $213,000       5.83%       $175,000       5.48%       $120,614       6.05%
Repurchase
 agreements(1)            246,099       5.73         176,674       5.47          81,112       6.65
Other borrowings             --         --              --         --             1,554       8.75
                         --------                   --------                   --------
  Total Borrowings       $459.099       5.78%       $351,674       5.48%       $203,280       6.31%
                         ========                   ========                   ========


(1) Does not include interest expense associated with interest rate swaps and interest rate caps.


         The following table sets forth certain information relating to the Company's borrowings at the dates and for the periods indicated.


                                              At or For the Year Ended December 31,
                               ------------------------------------------------------------------
                                       1997                      1996                    1995
                               -------------------         -----------------       --------------
                                                                       (dollars in thousands)
FHLB advances:
  Maximum balance                     $238,000                  $202,500                $121,114
  Average balance                     $211,107                  $138,917               $  77,249
  Weighted average rate:
    at end of period                     5.83%                     5.48%                   6.05%
    during the period                    5.67%                     5.62%                   6.05%

Repurchase agreements:
  Maximum balance                     $264,677                  $176,674                $210,324
  Average balance                     $242,794                  $154,523                $143,313
  Weighted average rate:
    at end of period                     5.73%                     5.47%                   6.65%
    during the period                    5.90%                     5.91%                   6.35%

----------

EMPLOYEES

         The Company had 573 full-time employees and 318 part-time employees at December 31, 1997. None of these employees are represented by a collective bargaining agent.

SUBSIDIARIES

         A brief description of the activities of the Company's active subsidiaries is set forth below.

         COMMONWEALTH BANK. The Bank is a federally chartered stock savings bank which conducts business from its executive offices in Norristown, Pennsylvania and, as of December 31, 1997, 56 full-service offices, including 17 supermarket branch offices, located in southeast Pennsylvania. Prior to February, 1997, the Bank's executive offices were located in Malvern, Pennsylvania. ComNet Mortgage Services ("ComNet"), a division of the Bank, also located in Norristown, conducts business through ten loan origination offices located in Pennsylvania, Connecticut, New Jersey, and Rhode Island. ComNet also conducts business through its wholesale network, which includes correspondents in 29 states. In January 1997, Commonwealth acquired selected assets of Homestead Mortgage, Inc. ("Homestead Mortgage"), a mortgage company headquartered in Millersville, Maryland. Among the assets acquired by Commonwealth were production branches located in Millersville, Bethesda, Whitemarsh, and Woodlawn, Maryland, and Media, Pennsylvania. The Millersville, Bethesda, and Whitemarsh branches continue to operate under the trade name of Homestead Mortgage. The Woodlawn, Maryland and Media, Pennsylvania locations were closed subsequent to the acquisition as a result of the consolidation of their operations with other ComNet and Homestead Mortgage branches.

         COMMONWEALTH INVESTMENT CORPORATION OF DELAWARE, INC. At December 31, 1997, $18.6 million, or 3%, of the Company's mortgage-backed securities were held by Commonwealth Investment Corporation of Delaware, Inc., a wholly-owned subsidiary of the Company which was incorporated under the laws of Delaware in 1996.

         CFSL INVESTMENT CORPORATION. At December 31, 1997, $68.9 million, or 9%, of the Company's mortgage-backed securities were held by CFSL Investment Corporation, a wholly-owned subsidiary of the Bank which was incorporated under the laws of Delaware in 1987.

         FIRSTCOR, LTD. The activities of Firstcor, Ltd. ("Firstcor") consist primarily of investing in limited partnerships which have been formed for the purpose of investing in real estate for low income families, elderly housing projects, and/or the preservation or restoration of historically or architecturally significant buildings or structures. At December 31, 1997, Firstcor had seven investments in such partnerships which had an aggregate carrying value of $2.8 million. The investments held by these partnerships are all located in southeast Pennsylvania. In addition, Firstcor, through an independent brokerage, makes available investments in annuities and mutual funds to customers of the Company.

         QME, INC. The activities of QME, Inc. ("QME") consisted of the ownership and development of a 102 lot subdivision located in Bucks County, Pennsylvania, which was acquired by the Bank in connection with the acquisition of another savings association. The property was developed through the construction of single-family units. The development was scheduled to occur in three phases, the first two of which were financed by QME. QME entered into agreements with a builder of the project which covered the sale of the 102 units to be built and three model units built by a prior builder. As of December 31, 1997, all of the units had been sold and closed. The third phase is currently not being developed.


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

         The Company experiences strong competition for loans principally from other savings associations, commercial banks, and mortgage banking companies. The Company competes for loans principally through the interest rates and loan fees it charges, and through the efficiency and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

TAXATION

         FEDERAL. The Company is subject to federal income taxation in the same general manner as other corporations. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company. The Company's federal income tax returns have been audited or closed without audit by the Internal Revenue Service through 1993.

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

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning 1976. At December 31, 1997, the Company had no net operating loss carryforwards for federal income tax purposes.

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

         The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, which imposes a tax at the rate of 11.5% of the Bank's net earnings, determined in accordance with GAAP. For fiscal years beginning in 1983, and thereafter, NOLs may be carried forward and allowed as a deduction for three succeeding years. This Act exempts the Bank from all other corporate taxes imposed by Pennsylvania for state tax purposes, and from all local taxes imposed by political subdivisions thereof, except taxes on real estate and real estate transfers. At December 31, 1997, the Company had net loss carryforwards for state tax purposes totaling $9.2 million, which expire beginning in 1998.

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

         In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors, and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1997, the Bank was in compliance with the above restrictions.

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

THE BANK

         GENERAL. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

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

         The SAIF and BIF are required by law to attain and maintain a reserve ratio of 1.25% of insured deposits. On September 30, 1996, legislation was enacted into law to recapitalize the SAIF through a one-time special assessment on SAIF-insured deposits as of March 31, 1995. The Bank's assessment amounted to $6.8 million ($4.5 million, net of income tax benefit). As a result of the special assessment, the Bank's deposit insurance premiums decreased from the previous rate of $0.23 per $100 of deposits to approximately $0.05 per $100 of deposits.

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

         Beginning January 1, 1997, Financing Corporation ("FICO") assessments of 6.5 and 1.3 basis points were added to the regular assessment for the SAIF-assessable and the BIF-assessable base, respectively. As of December 31, 1997, the FICO assessments were 6.3 and 1.3 basis points for the SAIF-assessable and the BIF-assessable base, respectively. The FICO rate is not tied to the FDIC risk classification, referred to above, and was the result of the Deposit Insurance Act of 1996.

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

         Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits, and is reduced by intangible assets, with a limited exception for purchased mortgage servicing rights and originated mortgage servicing rights. Tangible capital is given the same definition as core capital but does not include qualifying intangible assets. The Bank had $45.2 million of goodwill and other intangible assets at December 31, 1997. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Bank's regulatory capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets.

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

         At December 31, 1997, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 6.6%, 6.6% and 13.4%, respectively. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Capital Requirements" in Item 7 hereto.

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

         PROMPT CORRECTIVE ACTION. Under Section 38 of the FDIA, as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more, and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances), and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

         At December 31, 1997, the Bank was deemed a "well capitalized" institution for purposes of the above regulations and as such was not subject to the above mentioned restrictions.

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

         LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At December 31, 1997, the Company's liquid asset ratio was 11.07%.

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

         At December 31, 1997, the Bank was a Tier 1 institution for purposes of this regulation.

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

         Under recent legislation and applicable regulations, any savings institution is a QTL if (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution's assets constitute housing-related and other qualifying assets) or (ii) at least 65% of the institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At December 31, 1997, the qualified thrift investments of the Bank were approximately 106% of its portfolio assets.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1997, the Bank had $14.2 million in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 1997, dividends paid by the FHLB of Pittsburgh to the Bank amounted to $0.9 million, compared to $0.7 million for the year ended December 31, 1996.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts). As of December 31, 1997, no reserves were required to be maintained on the first $4.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $43.1 million of net transaction accounts (with such dollar amounts subject to adjustment by the Federal Reserve Board), and a reserve of 10% (which is subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

ITEM 2. PROPERTIES

OFFICE AND PROPERTIES

         At December 31, 1997, the Bank conducted its business from its corporate offices in Norristown, Pennsylvania and 56 full-service offices, including 17 supermarket branches, located in southeast Pennsylvania.

         The following table sets forth certain information relating to the Bank's offices at December 31, 1997.


                                                                                  Net Book Value of
                                                                                      Property &
       (in  thousands)                                                                Leasehold
                                                                     Lease         Improvements at
                                                   Owned or       Expiration         December 31,         Deposits at
              Location                              Leased           Date              1997(1)         December 31, 1997
              --------                              ------           ----              -------         -----------------
       CORPORATE HEADQUARTERS:


       NORRISTOWN:                                  Leased           02/12             $1,598              $29,075
       2 West Lafayette Street
       Norristown, PA 19401


       TRADITIONAL FULL-SERVICE OFFICES:


       NORRISTOWN:                                  Leased           02/12                357               34,461
       2 West Lafayette Street
       Norristown, PA 19401


       TRAPPE:                                      Leased           10/10                233               30,021
       Trappe Shopping Center
       130 West Main Street, Suite 158
       Trappe, PA 19426


       KING OF PRUSSIA:                             Leased           09/03                181               40,310
       DeKalb Plaza Shopping Center
       338 West DeKalb Pike
       King of Prussia, PA 19406


       PARK RIDGE:                                  Leased           01/03                  1               56,981
       Park Ridge Shopping Center
       2701 West Main Street
       Norristown, PA 19403


       SWEDE SQUARE:                                Leased           10/01                 90               74,016
       Swede Square Shopping Center
       2947 Swede Road
       Norristown, PA 19401

                                                                                  Net Book Value of
                                                                                      Property &
       (in  thousands)                                                                Leasehold
                                                                     Lease         Improvements at
                                                   Owned or       Expiration         December 31,         Deposits at
                       Location                     Leased           Date               1997(1)          December 31, 1997
                       --------                     ------           ----               -------          -----------------

       AUDUBON:                                     Leased           12/09              $82              $39,197
       Audubon Village Shopping Center
       2806 Audubon Village Drive
       Norristown, PA 19403

       NEWTOWN SQUARE:                              Owned             --                335               38,213
       3531 West Chester Pike
       Newtown Square, PA 19073

       FRANKFORD AVENUE:                            Owned             --                374               57,556
       7149 Frankford Avenue
       Philadelphia, PA 19135

       CASTOR AVENUE:                               Owned             --                153               54,994
       6537 Castor Avenue
       Philadelphia, 19149

       PENNDEL:                                     Owned             --                133               25,075
       U.S. # 1 & Durham Road
       Penndel, PA 19047

       WELSH ROAD:                                  Owned             --                165               58,612
       2501 Welsh Road
       Philadelphia, PA 19114

       GLENSIDE:                                    Owned             --                334               61,536
       139 South Easton Road
       Glenside, PA 19038

       WESTTOWN:                                    Leased           11/99               15               33,262
       Marketplace Shopping Center
       1502 West Chester Pike
       West Chester, PA 19382

       KENNETT SQUARE:                              Leased           12/03              190               22,280
       New Garden Center
       345 Scarlett Road
       Kennett Square, PA 19348

       WEST GROVE:                                  Owned             --                143               17,453
       106 West Evergreen Street
       West Grove, PA 19390

       WAYNE:                                       Leased           08/01               --               24,085
       Chesterbrook Village Center
       500 Chesterbrook Boulevard, Suite B-5
       Wayne, PA 19087

                                                                                  Net Book Value of
                                                                                      Property &
       (in  thousands)                                                                Leasehold
                                                                     Lease         Improvements at
                                                   Owned or       Expiration         December 31,         Deposits at
                       Location                     Leased           Date              1997(1)         December 31, 1997
                       --------                     ------           ----              -------         -----------------
       LANSDALE:                                    Leased           06/99              $37              $45,638
       521 West Main Street
       Lansdale, PA 19446

       HILLCREST:                                   Leased           07/02               --               30,698
       Hillcrest Shopping Center
       638 East Main Street
       Lansdale, PA 19446

       SUMNEY FORGE:                                Leased           08/99               21               40,384
       Sumney Forge Square
       1601 Valley Forge Road
       Lansdale, PA 19446

       SOUDERTON:                                   Owned             --                208               17,519
       705 Route 113
       Souderton, PA 18964

       CONSHOHOCKEN:                                Leased           10/09              268               81,028
       Plymouth Square Shopping Center
       200 West Ridge Pike, Suite 108
       Conshohocken, PA 19428

       PHOENIXVILLE:                                Leased           03/12              458               18,116
       Maple Lawn Village Center
       1007 Route 113
       Phoenixville, PA 19460

       ROYERSFORD:                                  Leased           12/15              327                3,702
       Limerick Square
       70 Buckwalter Road, Suite 650
       Royersford, PA 19468

       TACONY:                                      Leased           02/02               --               58,261
       6958 Torresdale Avenue
       Philadelphia, PA 19135

       HOLMESBURG:                                  Leased           07/00               23               41,699
       8729 Frankford Avenue
       Philadelphia, PA 19136

       ACADEMY:                                     Leased           02/99                9               35,264
       3292 Red Lion Road
       Philadelphia, PA 19114

       MAYFAIR:                                     Owned             --                335               29,058
       7425 Frankford Avenue
       Philadelphia, PA 19136

                                                                                  Net Book Value of
                                                                                      Property &
       (in  thousands)                                                                Leasehold
                                                                     Lease         Improvements at
                                                   Owned or       Expiration         December 31,         Deposits at
                       Location                     Leased           Date              1997(1)         December 31, 1997
                       --------                     ------           ----              -------         -----------------
       5TH & PENN STREETS:                          Owned             --                $1,039              $43,732
       445 Penn Street
       Reading, PA 19601

       9TH & SPRING STREETS:                        Owned             --                   418               31,634
       956 North Ninth Street
       Reading, PA 19604

       LANCASTER AVENUE:                            Leased           12/99                  63               39,311
       830 Lancaster Avenue
       Reading, PA 19607

       MOHNTON:                                     Owned             --                   408               24,879
       14 West Wyomissing Avenue
       Mohnton, PA 19540

       TEMPLE:                                      Owned             --                   331               43,717
       4950 Kutztown Road
       Temple, PA 19560

       RIVERSIDE:                                   Owned             --                   340               31,607
       2040 Centre Avenue
       Reading, PA 19605

       HEIDELBERG:                                  Leased           06/07                  83               30,355
       4641 Penn Avenue
       Sinking Spring, PA 19608

       KUTZTOWN:                                    Owned             --                   281               20,178
       601 East Main Street
       Kutztown, PA 19530

       EXETER:                                      Leased           03/00                  70               35,196
       4215 Perkiomen Avenue
       Reading, PA 19606

       BIRDSBORO:                                   Leased           09/01                  22               15,384
       350 West Main Street
       Birdsboro, PA 19508

       LEBANON VALLEY:                              Owned             --                   281               28,103
       2203 West Cumberland Street
       Lebanon, PA 17042

       LEBANON:                                     Owned             --                    99                1,310
       152 North Eighth Street
       Lebanon, PA 17046

                                                                                  Net Book Value of
                                                                                      Property &
       (in  thousands)                                                                Leasehold
                                                                     Lease         Improvements at
                                                   Owned or       Expiration         December 31,         Deposits at
                       Location                     Leased           Date               1997(1)        December 31, 1997
                       --------                     ------           ----               -------        -----------------
       SUPERMARKET BRANCHES:

       GIANT-WHITEHALL:                             Leased           11/99              $73              $10,568
       MacArthur Towne Centre
       2540 MacArthur Road, Suite 200
       Whitehall, PA 18052

       REDNER'S COLLEGEVILLE:                       Leased           01/10              104                7,554
       Redner's Warehouse Market
       Marketplace at Collegeville
       201 Second Avenue, Suite 100
       Collegeville, PA 19426

       GIANT-FAIRLESS HILLS:                        Leased           01/00               75               10,362
       Fairless Hills Shopping Center
       473 Oxford Road South
       Fairless Hills, PA 19030

       GIANT-SINKING SPRING:                        Leased           06/00               91                9,398
       Spring Towne Center
       2643 Shillington Road
       Sinking Spring, PA 19608

       GIANT-ALDEN:                                 Leased           12/01              138                2,633
       Providence Village
       543 North Oak Avenue
       Alden, PA 19018

       GIANT-BLUE BELL:                             Leased           07/00               87               11,087
       The Shoppes at Blue Bell
       1760 DeKalb Pike
       Blue Bell, PA 19422

       GIANT-TREXLERTOWN:                           Leased           03/01              117                2,832
       Trexler Mall
       6900 Hamilton Boulevard, PO Box 977
       Trexlertown, PA 18087

       GIANT-TROOPER:                               Leased           03/01              118                6,117
       Audubon Square Shopping Center
       2668 Egypt Road
       Norristown, PA 19403

       REDNER'S-DOYLESTOWN:                         Leased           09/10               95                5,141
       Doylestown Pointe
       1661 Easton Road, Suite 2
       Warrington, PA 18976

                                                                                  Net Book Value of
                                                                                      Property &
       (in  thousands)                                                                Leasehold
                                                                     Lease         Improvements at
                                                   Owned or       Expiration         December 31,         Deposits at
                       Location                     Leased           Date              1997(1)         December 31, 1997
                       --------                     ------           ----              -------         -----------------
       GUINTA'S THRIFTWAY:                          Leased           02/10               $89               $7,122
       Bradford Plaza
       700 Downingtown Pike, Suite 130
       West Chester, PA 19380

       CLEMENS-EXTON:                               Leased           06/10                85                4,332
       Lionville Shopping Center
       170 Eagleview Boulevard
       Exton, PA 19341

       WEIS-POTTSTOWN:                              Leased           07/10                93                9,668
       The Pottstown Center
       223 Shoemaker Road
       Pottstown, PA 19464

       THRIFTWAY-PORT RICHMOND:                     Leased           09/10               106                5,386
       Port Richmond Village
       2497 Aramingo Avenue, Suite 2
       Philadelphia, PA 19125

       SHOPRITE-FAR NORTHEAST:                      Leased           11/11               145                8,970
       Boulevard Plaza
       11000 Roosevelt Boulevard
       Philadelphia, PA 19116

       GIANT-SOUTHAMPTON:                           Leased           02/02               137                3,398
       Southampton Shopping Center
       466 A Second Street Pike
       Southampton, PA 18966

       SUPERFRESH-COTTMAN:                          Leased           05/12               163                2,564
       Cottman & Bustleton Center
       2151 Cottman Avenue
       Philadelphia, PA 19149

       GIANT-HORSHAM:                               Leased           06/02               149                1,792
       Horsham Point Shopping Center
       314 Horsham Road, Unit A
       Horsham, PA 19044

----------

(1) Does not include furniture, fixtures and equipment.

The following table sets forth certain information relating to ComNet's offices at December 31, 1997.


                         Location                        Year Opened         Owned or Leased             Lease Expiration Date
                         --------                        -----------         ---------------             ---------------------
       WARWICK, RHODE ISLAND:                                1988                 Leased                         05/98
       875 Centerville Road
       Warwick, RI 02886

       HORSHAM, PENNSYLVANIA:                                1988                 Leased                         11/00
       Horsham Business Center
       300 Welsh Road, Building #4 Suite 150
       Horsham, PA 19044

       MOUNT LAUREL, NEW JERSEY:                             1988                 Leased                         03/99
       533 Fellowship Road, Suite 250
       Mount Laurel, NJ 08054

       STRATFORD, CONNECTICUT:                               1988                 Leased                         05/98
       3241 Main Street, Suite A
       Stratford, CT 06497

       ALLENTOWN, PENNSYLVANIA:                              1996                 Leased                         03/99
       221 North Cedar Crest Boulevard
       Allentown, PA 18104

       READING, PENNSYLVANIA:                                1997                 Owned                            --
       Commonwealth Bank Center
       10 North Fifth Street
       Reading, PA 19601

       PITTSBURGH, PENNSYLVANIA:                             1997                 Leased                         01/98
       Penn Center West II, Suite 120
       Pittsburgh, PA 15276

       NORRISTOWN, PENNSYLVANIA:                             1997                 Leased                         04/12
       2 West Lafayette Street
       Norristown , PA 19401

       CONSHOHOCKEN, PENNSYLVANIA:                           1997                 Leased                         12/98
       207 Fayette Street
       Conshohocken, PA 19428

       WALL, NEW JERSEY                                      1997                 Leased                         12/99
       1985 Highway 34, Suite A-5A
       Wall, NJ 07719

                         Location                        Year Opened         Owned or Leased             Lease Expiration Date
                         --------                        -----------         ---------------             ---------------------
       BALTIMORE, MARYLAND: (2)                              1997                 Leased                         09/99
       7939 Honeygo Boulevard
       Building # 3, Suite 224
       Baltimore, MD 21236

       BETHESDA, MARYLAND: (2)                               1997                 Leased                         09/99
       4915 St. Elmo Avenue, Suite 205
       Bethesda, MD 21236

       MILLERSVILLE, MARYLAND: (2)                           1997                 Leased                         08/00
       1120 Benfield Boulevard, Suite A
       Millersville, MD 21108

----------

(2) Operate under the trade name of Homestead Mortgage.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in routine legal proceedings occurring in the ordinary course of business, which in the opinion of management, in the aggregate, will not have a material adverse effect on the consolidated financial condition and results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         Not Applicable

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock is traded on the National Association of Securities Dealers Automated Quotation National Market System under the symbol "CMSB." At December 31, 1997, the 16,247,136 shares of common stock were held by 6,222 holders of record, which does not reflect the number of beneficial owners of the common stock.
         The following table sets forth the reported high and low sale prices of a share of the Company's common stock as reported by NASDAQ and cash dividends paid per share of common stock during the periods indicated.

                                                                                               Dividends Declared
        Quarter Ended                    High(1)                        Low(1)                     Per Share(1)
       ---------------                   -------                       -------                    -------------
1996
  March 31                               11.673                        10.770                         0.06
  June 30                                11.188                         9.500                         0.06
  September 30                           11.875                         9.750                         0.06
  December 31                            15.125                        11.500                         0.06

1997
  March 31                               16.000                        14.625                         0.07
  June 30                                16.625                        13.500                         0.07
  September 30                           19.500                        15.750                         0.07
  December 31                            21.500                        17.375                         0.07

--------------------

(1) Adjusted to reflect the June 1996 exchange of 2.0775 shares of Company common stock for each share of Bank common stock.

         The closing price of a share of Company common stock was $20 on March 10, 1998, the most recent day on which trading of the Company common stock occurred preceding the issuance of the 10-K.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from page 12 of the Company's 1997 Annual Report to Stockholders ("1997 Annual Report").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OF OPERATIONS.

         The information required herein is incorporated by reference from pages 13 to 28 of the 1997 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from pages 32 to 58 of the 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be filed with the Commission ("Definitive Proxy Statement").

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  DOCUMENTS FILED AS PART OF THIS REPORT.

  (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

         Report of Independent Public Accountants
         Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for the years ended December 31,
          1997, 1996 and 1995
         Consolidated Statements of Shareholders' Equity for the years ended
          December 31, 1997, 1996 and 1995
         Consolidated Statements of Cash Flows for the years ended December 31,
          1997, 1996 and 1995
         Notes to Consolidated Financial Statements

  (2) All schedules for which provision is made in the applicable accounting regulation of the Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

  (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Index
-------------
                                                                                          Page
                                                                                          ----
3.1          Articles of Incorporation of Commonwealth Bancorp, Inc.                       *
3.2          Bylaws of Commonwealth Bancorp, Inc.                                          *
4.1          Form of Stock Certificate of Commonwealth Bancorp, Inc.                       *
10.1         1993 Stock Incentive Plan***                                                  *
10.2         1993 Directors' Stock Option Plan***                                          *
10.3         1993 Management Recognition Plan for Officers***                              *
10.4         1993 Management Recognition Plan for Directors***                             *
10.5         1996 Stock Option Plan***                                                     **
10.6         1996 Recognition and Retention Plan***                                        **
10.7         Employee Stock Ownership Plan and Trust***                                    *
10.8         Employment Agreements between Commonwealth Bancorp
               and Commonwealth Bank and Charles H. Meacham***
10.9         Employment Agreements between Commonwealth Bancorp
               and Commonwealth Bank and Patrick J. Ward***
10.10        Employment Agreements between Commonwealth Bancorp
               and Commonwealth Bank and Charles M. Johnston***
10.11        Employment Agreement between Commonwealth Bank and William J. Monnich***

10.12        Employment Agreement between Commonwealth Bank and Peter A. Kehoe***
10.13        Employment Agreement between Commonwealth Bank and David K. Griest***
10.14        Employment Agreement between Commonwealth Bank and Brian C. Zwaan***
10.15        Excess Benefit Plan of Commonwealth Bank***
10.16        Supplemental Executive Retirement Plan of Commonwealth Bank***
13.0         1997 Annual Report to Stockholders
22.0         Subsidiaries of the Registrant - Reference is made to
               "Item 1.  Business - Subsidiaries" for the required information


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

             Not Applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            COMMONWEALTH BANCORP, INC.


                                            By:  /s/ Charles H. Meacham
                                                 ------------------------------
                                                 Charles H. Meacham
                                                 Chairman of the Board,
                                                 Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Charles H. Meacham                                     March 17, 1998
-----------------------
Charles H. Meacham
Chairman of the Board,
 Chief Executive Officer
(principal executive officer)


/s/ Patrick J. Ward                                        March 17, 1998
--------------------
Patrick J. Ward
President, Chief
 Operating Officer


/s/ Charles M. Johnston                                    March 17, 1998
-----------------------
Charles M. Johnston
Senior Vice President, Chief
 Financial Officer
(principal financial and
  accounting officer)

/s/ George C. Beyer, Jr.                                   March 17, 1998
-------------------------
George C. Beyer, Jr.
Director


                                                           March   , 1998
-------------------------
Joseph E. Colen, Jr.
Director


/s/ William B. Haines, Jr.                                 March 17, 1998
---------------------------
William B. Haines, Jr.
Director


                                                           March   , 1998
---------------------------
Joanne Harmelin
Director


/s/ Michael T. Kennedy                                     March 17, 1998
---------------------------
Michael T. Kennedy
Director


/s/ Harry P. Mirabile                                      March 17, 1998
---------------------------
Harry P. Mirabile
Director


/s/ Nicholas Sclufer                                       March 17, 1998
---------------------------
Nicholas Sclufer
Director


/s/ Matthew T. Welde                                       March 17, 1998
---------------------------
Matthew T. Welde
Director