Form 10-Q
period 1998-03-31
COMMONWEALTH BANCORP INC
filed 1998-05-14
CIK 1005126

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended.......................................March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from............................................
     Commission File No.................................................0-27942


                           Commonwealth Bancorp, Inc.
             (Exact name of registrant as specified in its charter)


        Pennsylvania                              23-2828883
        ----------------------------------------  ----------------------
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)            Identification Number)

        Commonwealth Bank Plaza
        2 West Lafayette Street
        Norristown, Pennsylvania                  19401-4758
        ----------------------------------------  ----------------------
        (Address of principal executive offices)  (Zip Code)



              Registrant's telephone number, including area code:
                                 (610) 313-1600


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 4, 1998, there were 18,019,015 issued and 16,061,415 outstanding shares of the Registrant's Common Stock.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                               TABLE OF CONTENTS


Item                                                                                    Page
No.                                                                                     No.
      PART I - CONSOLIDATED FINANCIAL INFORMATION
 1    Consolidated Financial Statements
      Consolidated Balance Sheets at March 31, 1998 and December 31, 1997                3
      Consolidated Statements of Income for the Quarter Ended
      March 31, 1998 and 1997                                                            4
      Consolidated Statements of Changes in Shareholders' Equity for the Quarter Ended
      March 31, 1998 and 1997                                                            5
      Consolidated Statements of Cash Flows for the Quarter Ended
      March 31, 1998 and 1997                                                            6
      Notes to Consolidated Financial Statements                                         8
      Management's Discussion and Analysis of Financial Condition and Results of
 2    Operations                                                                         11

     PART II - OTHER INFORMATION

     1 Legal Proceedings                                                                 23

     2 Changes in Securities                                                             23

     3 Default Upon Senior Securities                                                    23

     4 Submission of Matters to a Vote of Security Holders                               23

     5 Other Information                                                                 24

     6 Exhibits and Reports on Form 8-K                                                  24

                  Commonwealth Bancorp, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                                March 31,    December 31,
                                                                   1998          1997
                                                               ------------  ------------
Assets:                                                        (Unaudited)
Cash and due from banks                                            $38,819       $43,251
Interest-bearing deposits                                                -         4,391
Short-term investments available for sale                            6,995         6,296
Mortgage loans held for sale                                        96,655        37,574
Investment securities
Securities available for sale (cost of $50,945
and $50,428, respectively), at market value                         51,834        51,326
Mortgage-backed securities
Securities held to maturity (market value of $186,661
and $199,048, respectively), at cost                               183,708       196,213
Securities available for sale (cost of $565,161
and $534,573, respectively), at market value                       568,583       539,078
Loans receivable, net                                            1,314,381     1,259,596
Accrued interest receivable, net                                    13,794        13,271
FHLB stock, at cost                                                 14,900        14,175
Premises and equipment, net                                         17,970        18,590
Intangible assets                                                   43,826        45,244
Mortgage servicing rights                                            8,497         8,039
Other assets, including net deferred taxes of $1,445
and $482,  respectively                                             30,455        31,551
                                                               -----------   -----------
Total assets                                                    $2,390,417    $2,268,595
                                                               ============  ============
Liabilities:
Deposits                                                        $1,579,284    $1,552,824
Notes payable and other borrowings:
Secured notes due to Federal Home Loan Bank of Pittsburgh          293,000       213,000
Securities sold under agreements to repurchase                     218,076       246,099
Advances from borrowers for taxes and insurance                     29,578        24,071
Accrued interest payable, accrued expenses and other
liabilities                                                         52,335        17,749
                                                               -----------   -----------
Total liabilities                                                2,172,273     2,053,743
                                                               -----------   -----------
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.10 par value; 5,000,000 shares
authorized; none issued                                                  -             -
Common stock, $0.10 par value; 30,000,000 shares authorized;
18,016,063 shares issued and 16,264,463 outstanding at March
31, 1998;
17,998,736 shares issued and 16,247,136 outstanding at
December 31, 1997                                                    1,802         1,800
Additional paid-in capital                                         134,277       133,541
Retained earnings                                                  120,205       117,582
Unearned stock benefit plan compensation                           (12,260)      (12,900)
Unrealized gain on marketable securities, net                        2,803         3,512
Treasury stock, at cost; 1,751,600 shares at March 31, 1998        (28,683)      (28,683)
                                                               -----------   -----------
Total shareholders' equity                                         218,144       214,852
                                                               -----------   -----------
Total liabilities and shareholders' equity                      $2,390,417    $2,268,595
                                                               ============  ============

The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                       Consolidated Statements of Income
                      (in thousands, except share amounts)


                                                            For the Quarter
                                                             Ended March 31,
                                                            1998         1997
                                                             (Unaudited)
Interest income:
Interest on loans                                          $25,383      $22,055
Interest and dividends on deposits and money
market investments                                             683          565
Interest on investment securities                              743        1,014
Interest on mortgage-backed securities                      12,270       13,821
Total interest income                                       39,079       37,455
Interest expense:
Interest on deposits                                        14,944       13,915
Interest on notes payable and other borrowings               6,620        5,692
Total interest expense                                      21,564       19,607
                                                        ----------   ----------
Net interest income                                         17,515       17,848
Provision for loan losses                                      500          300
Net interest income after provision for loan losses         17,015       17,548
Noninterest income:
Deposit fees and related income                              2,051        1,534
Servicing fees                                               1,047        1,202
Net gain on sale of mortgage loans                           2,092          719
Net loss on sale of foreclosed real estate                     (32)         (69)
Other                                                          848        1,982
Total noninterest income                                     6,006        5,368
Noninterest expense:
Compensation and employee benefits                           8,989        7,938
Occupancy and office operations                              2,600        2,427
FDIC premium                                                   193          (31)
Advertising and promotion                                      437          418
Amortization of intangible assets                            1,417        1,578
Other                                                        3,735        3,397
Total noninterest expense                                   17,371       15,727
                                                        ----------   ----------
Income before income taxes                                   5,650        7,189
Income tax provision                                         1,798        2,519
Net income                                                  $3,852       $4,670
                                                        ===========  ===========
Basic weighted average number of shares outstanding     14,983,836   16,117,662
                                                        ==========   ==========
Basic earnings per share                                     $0.26        $0.29
                                                        ===========  ===========
Diluted weighted average number of shares outstanding   15,640,878   16,556,570
                                                        ==========   ==========
Diluted earnings per share                                   $0.25        $0.28
                                                        ===========  ===========

The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                 (in thousands)
                                  (Unaudited)



                                                                                Unearned       Unrealized
                                         Common           Additional              Stock        Gain/(Loss)
                                         Shares    Common  Paid-In   Retained  Benefit Plan   On Marketable     Treasury
                                      Outstanding  Stock   Capital   Earnings  Compensation  Securities, net      Stock        Total
                                      ----------------------------------------------------------------------------------------------
Fiscal 1997
-----------
Balance at December 31, 1996            17,954     $1,795    $132,931   $105,577   ($10,510)      $2,131     $      -       $231,924
Net income                                                                 4,670                                               4,670
Dividends                                                                 (1,078)                                            (1,078)
Release of ESOP shares  (a)                                       170                   230                                      400
Amortization of unearned compensation                                                   324                                      324
Exercise of stock options                   81          8         375                                                            383
Cash in lieu of fractional shares           (2)                   (21)                                                          (21)
Stock retired                              (24)       (2)        (358)                                                         (360)
Decrease in unrealized gain on marketable
securities, net of tax                                                                           (4,050)                     (4,050)
Common stock acquired by stock benefit
plans                                                                                (4,495)                                 (4,495)
Purchase of Treasury stock                (898)                                                                 (13,767)    (13,767)
                                      ----------------------------------------------------------------------------------------------
Balance at March 31, 1997               17,111    $1,801   $133,097    $109,169    ($14,451)    ($1,919)       ($13,767)    $213,930
                                      ==============================================================================================

Fiscal 1998
-----------
Balance at December 31, 1997            16,247    $1,800   $133,541    $117,582    ($12,900)     $3,512       ($28,683)     $214,852
Net income                                                                3,852                                                3,852
Dividends                                                                (1,229)                                             (1,229)
Release of ESOP shares  (a)                                     302                     230                                      532
Amortization of unearned compensation                                                   410                                      410
Exercise of stock options                  17         2        105                                                               107
Decrease in unrealized gain on marketable
securities, net of tax                                                                            (709)                        (709)
Tax benefit on employee stock plans                            329                                                               329
Balance at March 31, 1998              16,264    $1,802   $134,277     $120,205     ($12,260)   $2,803       ($28,683)      $218,144
                                      ==============================================================================================

(a) Shares totaling 26,234 were released during the quarters ended March 31, 1998 and 1997.


The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                For the Quarter
                                Ended March 31,

                                                                1998                  1997
Operating activities:
Net income                                                           $3,852                $4,670
Adjustments to reconcile net income to net cash
(used in) provided by operating activities-
Proceeds from loans sold to others                                  122,797                50,296
Loans originated for sale                                          (122,228)              (55,254)
Purchases of loans held for sale                                    (58,277)              (12,145)
Principal collection on mortgage loans held for sale                    167                    75
Net gain on sale of mortgage loans                                   (2,092)               (1,246)
Increase in net deferred loan fees                                      305                   113
Provision for loan losses and foreclosed real estate                    524                   320
Net gain on sale of assets                                                -                (1,523)
Depreciation and amortization                                           843                   763
Net amortization of other assets and liabilities                      2,237                 2,499
Interest reinvested on repurchase agreements                         (3,088)               (1,988)
Changes in assets and liabilities-
(Increase) decrease in-
Accrued interest receivable, net                                       (523)                  180
Deferred income taxes                                                  (963)                    -
Other assets                                                          1,946                (1,515)
Increase in-
Advances from borrowers for taxes and insurance                       5,507                 3,384
Accrued interest payable, accrued expenses and other
liabilities                                                          34,586                11,642
                                                                  -----------          -----------
Net cash (used in) provided by operating activities                ($14,407)                 $271
                                                                  -----------          -----------

                                                                     (continued)





The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                For the Quarter
                                Ended March 31,

                                                                    1998               1997
Investing activities:
Purchases of investment securities                            $          -            ($16,194)
Proceeds from call of mortgage-backed securities                    30,000                   -
Purchases of mortgage-backed securities                           (113,704)           (112,158)
Principal collected on mortgage-backed securities                   65,622              30,163
Principal collected on loans                                       114,240              52,962
Loans originated                                                  (120,652)            (38,179)
Loans purchased                                                    (48,896)            (18,259)
Sales of real estate acquired through foreclosure                      368                 528
Purchase of FHLB Stock                                                (725)             (3,016)
Purchases of premises and equipment                                   (417)               (718)
Proceeds from sales of assets                                           44              11,132
                                                              -------------     ---------------
Net cash used in investing activities                              (74,120)            (93,739)
                                                              -------------     ---------------

Financing activities:
Net increase in deposits                                            26,460               6,157
Proceeds from notes payable and other borrowings                   324,556             213,315
Repayment of notes payable and other borrowings                   (269,491)            (98,534)
Net issuance (purchase) of common stock                                107             (18,260)
Cash dividends paid                                                 (1,229)             (1,013)
                                                              -------------     ---------------

Net cash provided by financing activities                           80,403             101,665
                                                              -------------     ---------------

Net (decrease) increase in cash and cash equivalents                (8,124)              8,197
Cash and cash equivalents at beginning of period                    53,938              60,102
                                                              -------------     ---------------

Cash and cash equivalents at end of period                         $45,814             $68,299
                                                              =============     ===============

Supplemental disclosures of cash flow information:
Cash paid during the quarter for-
Interest                                                           $15,692             $13,608
                                                              =============     ===============

Income taxes                                                    $        -                 $23
                                                              =============     ===============

The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Commonwealth Bancorp, Inc.'s ("Commonwealth" or the "Company") financial condition as of March 31, 1998 and the results of operations, changes in shareholders' equity, and cash flows for the periods presented.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain items in the 1997 financial statements and footnotes have been reclassified in order to conform with the 1998 financial statement and footnote presentation.

     The Company is a Pennsylvania corporation which is the holding company for Commonwealth Bank ("Bank"). Headquartered in Norristown, PA, Commonwealth Bank has offices located in Berks, Bucks, Chester, Delaware, Lebanon, Lehigh, Montgomery, and Philadelphia Counties, Pennsylvania. ComNet Mortgage Services ("ComNet'), a division of the Bank, has offices in Pennsylvania, Connecticut, New Jersey, Rhode Island, and Virginia. ComNet operates under the trade name of Homestead Mortgage in Maryland.

2. Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Commonwealth; Commonwealth Bank; CFSL Investment Corporation; Commonwealth Investment Corporation of Delaware, Inc.; ComLife, Inc.; CS Corporation; Firstcor, Ltd.; and QME, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

3. Shareholders' Equity

     On March 17, 1998, the Board of Directors declared a $0.08 per share cash dividend for the quarter ended March 31, 1998, which was made payable to shareholders of record at the close of business on March 27, 1998. This dividend was paid on April 10, 1998.

4. Future Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. This statement is effective for fiscal years beginning after December 15, 1997 and need not be applied to interim statements in the initial year of application. SFAS No. 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on product and services, geography, legal structure, management structure - any manner in which management disaggregates a company. The management approach replaces the notion of industry and geographic segments in current FASB standards. The Company intends to report information on two segments as a result of the adoption of SFAS No. 131, the Banking Operations and the Mortgage Operations.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Earnings Per Share

     In February 1997, SFAS No. 128, "Earnings per share," was issued. This statement specified the computation, presentation, and disclosure requirements for earnings per share ("EPS"). The main objectives of the statement were to simplify the EPS calculation and to make EPS comparable on an international basis. Effective for both interim and annual periods ending after December 15, 1997, primary and fully diluted EPS have been replaced by basic and diluted EPS. Prior period results have been restated. The most significant difference is that basic EPS no longer assumes potentially dilutive securities in the computation. Calculating EPS under the new method has no material impact on previously reported 1997 EPS figures.

     Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for Employee Stock Ownership Plan ("ESOP") shares that have not been committed to be released, and the effects of shares held by the Recognition Plans. Options, warrants, and other potentially dilutive securities and treasury shares are excluded from the basic calculation, as follows:

                                                          For the Quarter Ended March 31,
                                                                 1998            1997
Basic weighted average number of common shares outstanding     14,983,836     16,117,662

Effect of diluted securities:
  Stock options                                                   548,253        360,166
  Recognition Plan stock                                          108,789         78,742

Diluted weighted average number of common shares outstanding   15,640,878     16,556,570

     Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period, adjusted for ESOP shares that have not been committed to be released, and the effects of shares held by the Recognition Plans. The effect of diluted securities, such as stock options and Recognition Plan stock, are considered common stock equivalents and are included in the computation of the number of outstanding shares using the treasury stock method. Common shares outstanding exclude treasury shares.

     Basic EPS was $0.26 for the quarter ended March 31, 1998, compared to $0.29 per share for the quarter ended March 31, 1997. Diluted EPS was $0.25 for the quarter ended March 31, 1998, compared to $0.28 per share for the quarter ended March 31, 1997. The Company recognized a $1.0 million (after-tax) nonrecurring net gain relating to the sale of the Company's previous headquarters building and a branch property in the first quarter of 1997. Exclusive of the gain, diluted EPS would have been $0.22 in the first quarter of 1997.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Comprehensive Income

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" was issued in July 1997. The Company adopted SFAS No. 130 on January 1, 1998, as required. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components. The main objective of the statement is to report a measure of all changes in equity that result from transactions and other economic events of the period other than transactions with owners. Such components of total comprehensive income for the Company are net income and unrealized gains on marketable securities, net of tax, as follows:


                                                 For the Quarter Ended March 31,
                                                           1998   1997
                                                          (in thousands)
     Net income                                            $3,852  $4,670
     Unrealized loss on marketable securities, net of tax    (709) (4,050)

     Comprehensive income                                  $3,143    $620


7. Acquisitions

     On March 31, 1998, Commonwealth Bank acquired selected assets of Edmunds Financial Corporation d/b/a Service First Mortgage, a mortgage company headquartered in Annandale, Virginia. Among the assets acquired from Service First Mortgage was the production branch located in Annandale, Virginia. In 1997, this branch originated approximately $75 million in mortgages in Virginia, Maryland and the District of Columbia. Under the terms of the transaction, the group will operate under the ComNet Mortgage Services name.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     When used in this Form 10-Q, or, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     GENERAL. The Company is a Pennsylvania corporation which is the holding company for the Bank. Commonwealth Bank is a federally chartered stock savings bank, primarily regulated by the Office of Thrift Supervision ("OTS"). The Bank conducts business from its executive offices in Norristown, Pennsylvania and, as of March 31, 1998, 56 full-service offices located in southeast Pennsylvania. ComNet Mortgage Services, a division of the Bank, also located in Norristown, conducts business through loan origination offices located in Pennsylvania, Connecticut, New Jersey, Rhode Island, and Virginia, and operates under the trade name of Homestead Mortgage in Maryland. ComNet also conducts business through its wholesale network, which includes correspondents in 29 states.

     On March 31, 1998, Commonwealth Bank acquired selected assets of Edmunds Financial Corporation d/b/a Service First Mortgage, a mortgage company headquartered in Annandale, Virginia. Among the assets acquired from Service First Mortgage was the production branch located in Annandale, Virginia. In 1997, this branch originated approximately $75 million in mortgages in Virginia, Maryland and the District of Columbia. Under the terms of the transaction, the group will operate under the ComNet Mortgage Services name.

     YEAR 2000. Commonwealth is primarily dependent on its suppliers of computer services to become Year 2000 compliant. Commonwealth is monitoring its computer services provider, as well as its third party system vendors, to ensure that the Company's systems continue to meet its internal needs and those of its customers. As a result of Commonwealth's arrangement with these vendors, the Company does not expect material expenditures to be incurred over the next few years to address the Year 2000 issue.

FINANCIAL CONDITION

     GENERAL. Total assets increased by $121.8 million, or 5%, from $2.3 billion at December 31, 1997, to $2.4 billion at March 31, 1998. The increase was primarily the result of increases in mortgage loans held for sale and loans receivable. Total liabilities increased by $118.5 million, or 6%, from $2.1 billion at December 31, 1997, to $2.2 billion at March 31, 1998. This increase was primarily the result of increases in notes payable and other borrowings, accrued interest payable, accrued expenses and other liabilities, and deposits. Shareholders' equity as of March 31, 1998, equaled $218.1 million, compared to $214.9 million at December 31, 1997. This $3.3 million, or 2%, increase was primarily the result of earnings retention during the first quarter of 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS-CONTINUED


     CASH, INTEREST-BEARING DEPOSITS, AND SHORT-TERM INVESTMENTS ("CASH AND CASH EQUIVALENTS"). Cash and cash equivalents decreased by $8.1 million, or 15%, from $53.9 million at December 31, 1997, to $45.8 million at March 31, 1998. The decrease was primarily related to the investment of excess liquidity in mortgage loans held for sale and loans receivable.

     MORTGAGE LOANS HELD FOR SALE. Mortgage loans held for sale increased by $59.1 million, or 157%, from $37.6 million at December 31, 1997, to $96.7 million at March 31, 1998. The increase was primarily attributable to an increase in loans originated during March 1998.

     INVESTMENT SECURITIES. Investment securities increased by $0.5 million, or 1%, from $51.3 million at December 31, 1997 to $51.8 million at March 31, 1998. Investments in debt and equity securities at March 31, 1998 and December 31, 1997 were as follows:


                                                   March 31, 1998
                                     Amortized  Unrealized  Unrealized   Market
                                       Cost       Gains       Losses     Value
                                                 (in thousands)
Available for sale:
U.S. Treasury and U.S.
  Government agency
securities                             $39,989        $ 47          $-   $40,036
Mortgage Security Mutual Fund            2,410          13           -     2,423
Equity Servicing Partnership             5,290           -           -     5,290
Other Equity Investments                 3,256         829           -     4,085
                                     --------------------------------------------
Total                                  $50,945        $889          $-   $51,834
                                     ============================================

                                                  December 31, 1997
                                     --------------------------------------------
                                     Amortized  Unrealized  Unrealized   Market
                                       Cost       Gains       Losses     Value
                                                  (in thousands)
                                     --------------------------------------------
Available for sale:
U.S. Treasury and U.S.
           Government agency
securities                             $39,980        $ 61          $-   $40,041
Mortgage Security Mutual Fund            2,373          31           -     2,404
Equity Servicing Partnership             4,819           -           -     4,819
Other Equity Investments                 3,256         806           -     4,062
                                     --------------------------------------------
Total                                  $50,428        $898          $-   $51,326
                                     ============================================

     Investment securities classified as held to maturity are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security pursuant to the level-yield method. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity. There were no investment securities classified as held to maturity at March 31, 1998 and December 31, 1997.

     MORTGAGE-BACKED SECURITIES. Mortgage-backed securities increased by $17.0 million, or 2%, from $735.3 million at December 31, 1997 to $752.3 million at March 31, 1998. The increase in mortgage-backed securities during the first quarter of 1998 was related to a strategy to enhance the Company's net interest income through the purchase of mortgage-backed securities funded through Federal Home Loan Bank ("FHLB") advances. The increase was offset, in part, by repayments and prepayments and the $30 million call of mortgage-backed securities during the first quarter of 1998.

     Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees related to the securities, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company. At March 31, 1998 and December 31, 1997, $432.8 million, or 58%, and $479.4 million, or 65%, respectively, of the Company's mortgage-backed securities were insured or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Federal National Mortgage Association ("FNMA"). As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the GNMA, FHLMC, or the FNMA, and serve to further diversity the Company's mortgage-backed securities portfolio. At March 31, 1998 and December 31, 1997, $319.5 million, or 42%, and $255.9 million, or
35%, respectively, of the Company's mortgage-backed securities were private mortgage-backed securities. The following table sets forth the Company's mortgage-backed securities portfolio at the dates indicated.

                                    March 31, 1998
                      Amortized  Unrealized  Unrealized   Market
                        Cost       Gains       Losses     Value
                                    (in thousands)
Held to maturity:
GNMA                   $ 70,893      $2,145      $  110  $ 72,928
FHLMC                    40,000         501           -    40,501
FNMA                     67,805         490          73    68,222
Private                   5,010           -           -     5,010
                      --------------------------------------------
Total                  $183,708      $3,136      $  183  $186,661
                      ============================================

Available for sale:
GNMA                   $ 15,909      $  552      $    -  $ 16,461
FHLMC                    91,560       2,635          17    94,178
CMO and REMIC           381,928       1,425       1,914   381,439
FNMA                     75,764       1,058         317    76,505
                      --------------------------------------------
Total                  $565,161      $5,670      $2,248  $568,583
                      ============================================

                                   December 31, 1997
                      Amortized  Unrealized  Unrealized   Market
                        Cost       Gains       Losses      Value
                                   (in thousands)
Held to maturity:
GNMA                   $ 74,677      $2,251      $  174   $ 76,754
FHLMC                    43,256         485           -     43,741
FNMA                     72,970         506         233     73,243
Private                   5,310           -           -      5,310
                       --------------------------------------------
Total                  $196,213      $3,242      $  407   $199,048
                       ============================================

Available for sale:
GNMA                   $ 16,572      $  560      $   16   $ 17,116
FHLMC                    98,092       2,682          26    100,748
CMO and REMIC           338,378       1,589         761    339,206
FNMA                     81,531         865         388     82,008
                       --------------------------------------------
Total                  $534,573      $5,696      $1,191   $539,078
                       ============================================

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

     LOANS RECEIVABLE. Loans receivable, net of reserves and unamortized discounts and unaccreted premiums, increased by $54.8 million, or 4%, during the first quarter of 1998 to $1.3 billion at March 31, 1998. The following table depicts the composition of the Company's loan portfolio at the dates indicated.


                                       March  31,           December 31,
                                          1998                  1997
                                                % of                  % of
                                    Amount      Total     Amount      Total
                                            (dollars in thousands)
Mortgage loans - Residential (1)  $  996,118    75.20%  $  958,542    75.51%
Consumer loans:
Equity lines of credit                39,132     2.95       41,592     3.28
Second mortgage                      107,517     8.12       98,934     7.79
Recreational vehicles                 25,279     1.91       22,182     1.75
Other                                 34,136     2.58       32,085     2.53
                                 -----------   ------   ----------   ------
Total consumer loans                 206,064    15.56      194,793    15.35

Commercial loans:
Small Business Loans (2)              18,652     1.41       20,016     1.58
Commercial real estate                77,332     5.83       71,508     5.63
Business loans                        26,457     2.00       24,456     1.93
                                 -----------   ------   ----------   ------
Total commercial loans               122,441     9.24      115,980     9.14
                                 -----------   ------   ----------   ------
Total loans receivable             1,324,623   100.00%   1,269,315   100.00%
                                 -----------   ======   ----------   ======
Less:
Net premium on loans purchased        (1,877)               (2,314)
Allowance for loan losses              9,026                 9,024
Deferred loan fees                     3,093                 3,009
                                 -----------            ----------
Loans receivable, net             $1,314,381            $1,259,596
                                 ===========            ==========

(1) At March 31, 1998 and December 31, 1997, $582.1 million, or 58%, and $613.6 million, or 64%, respectively, of the Company's residential mortgage loans had adjustable interest rates.
(2) Consists entirely of loans (or securities backed by loans) which are guaranteed by the U.S. Government, with the majority adjusting monthly or quarterly. All such loans or securities were purchased by the Company.

     Total mortgage loans originated and purchased for the quarter ended March 31, 1998, increased by $196.0 million, or 200%, from $98.2 million for the quarter ended March 31, 1997 to $294.2 million for the quarter ended March 31, 1998. The $196.0 million increase in mortgage originations was the result of increases in retail and wholesale residential mortgage originations. Closed loans relating to Commonwealth's retail network totaled $187.0 million during the quarter ended March 31, 1998, an increase of 176% compared to $67.8 million for the quarter ended March 31, 1997. Commonwealth's Wholesale Lending Department originates loans through a network of correspondent brokers in 29 states. All loans are underwritten using the same criteria as those used for retail originations. Closed loans relating to Commonwealth's wholesale network totaled $107.2 million during the quarter ended March 31, 1998, an increase of 253% compared to $30.4 million for the quarter ended March 31, 1997.

     Consumer loans increased by $11.3 million, or 6%, from $194.8 million at December 31, 1997, to $206.1 million at March 31, 1998. At March 31, 1998, consumer loans represented 16% of the Company's loan portfolio and were comprised of $39.1 million of equity lines of credit, $107.5 million of second mortgage loans, $25.3 million of recreational vehicle loans, and $34.1 million of other consumer loans. At December 31, 1997, consumer loans represented 15% of total loans and were comprised of $41.6 million of equity lines of credit, $98.9 million of second mortgage loans, $22.2 million of recreational vehicle loans, and $32.1 million of other consumer loans.

     As of March 31, 1998, commercial loans, exclusive of loans guaranteed by the Small Business Administration ("SBA"), totaled $103.8 million, or 8%, of the Company's total loan portfolio, as compared to $96.0 million, or 8%, at December 31, 1997. At March 31, 1998, commercial loans (other than SBA loans) were comprised of $77.3 million of commercial real estate loans and $26.5 million of business loans. At December 31, 1997, commercial loans (other than SBA loans) were comprised of $71.5 million of commercial real estate loans and $24.5 million of business loans. Commercial loans are generally considered to have a greater risk than residential mortgage loans because the risk of borrower default is greater, and the collateral is more likely to decline in value and may be more difficult to liquidate than single-family residences.

     NONPERFORMING ASSETS. The Company's nonperforming assets, which principally consist of nonaccrual loans and real estate acquired through foreclosure, increased by $0.4 million, or 4%, from $9.6 million at December 31, 1997, to $10.0 million at March 31, 1998. At March 31, 1998, the Company's $10.0 million of nonperforming assets amounted to 0.42% of total assets. At December 31, 1997, the Company's $9.6 million of nonperforming assets amounted to 0.42% of total assets. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.


                                                         March 31, 1998                          December 31, 1997
                                                                         (dollars in thousands)
Mortgage loans - Residential                                                 $5,540                                   $5,269
Consumer loans                                                                1,632                                    1,324
Commercial loans (1)                                                          1,696                                    2,345
                                                                             ------                                  -------
Total nonperforming loans                                                     8,868                                    8,938
Real estate owned, net                                                        1,090                                      626
                                                                             ------                                  -------
Total nonperforming assets (1)                                               $9,958                                   $9,564
                                                                             ======                                  =======
Nonperforming loans to total loans held for
investment (1)                                                                 0.67%                                    0.70%
                                                                             ======                                  =======
Total nonperforming assets to total assets
(1)                                                                            0.42%                                    0.42%
                                                                             ======                                  =======

(1) Does not include nonperforming commercial loans which are fully guaranteed as to principal and interest by the U.S. Government, which amounted to $1.1 million at both March 31, 1998 and December 31, 1997.

     ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $9.0 million at both March 31, 1998 and December 31, 1997. It is management's policy to maintain an allowance for estimated loan losses based upon an assessment of prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectability of the loan portfolio. At March 31, 1998, the Company's allowance for loan losses amounted to 102% of total nonperforming loans and 0.68% of total loans held for investment, as compared to 101% of total nonperforming loans and 0.71% of total loans held for investment at December 31, 1997. The Company utilizes these percentages as only one of the factors in assessing the adequacy of the allowance for loan losses at various points in time. The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                For the Quarter Ended March 31,
                                                  1998                  1997
                                                    (dollars in thousands)
Allowance at beginning of period                           $ 9,024      $ 9,971
Provision for loan losses                                      500          300
Charge-offs:
Mortgage loans - Residential                                    (2)         (81)
Consumer loans                                                (380)        (218)
Commercial loans                                              (154)           -
                                                          ---------     --------
Total charge-offs                                             (536)        (299)
Recoveries:
Mortgage loans - Residential                                     -           63
Consumer loans                                                  16            4
Commercial loans                                                22            5
                                                          ---------     --------
Total recoveries                                                38           72
                                                          ---------     --------
Allowance at end of period (1)                             $ 9,026      $10,044

Allowance for loan losses to
 total nonperforming loans at
end of period (1)                                           101.78%      121.63%
                                                          =========     ========

Allowance for loan losses to
 total loans held for investment
at end of period (1)                                          0.68%        0.89%
                                                          =========     ========

     (1) The decrease in the allowance for loan losses between March 31, 1997 and March 31, 1998 was primarily attributable to net credit losses relating to loans acquired in the Berks Acquisition. The Company acquired a $2.4 million allowance for credit losses as part of the Berks Acquisition. Through March 31, 1998, essentially all of that reserve had been utilized through net credit losses.

        INTANGIBLE ASSETS. Intangible assets, which are comprised of the excess of cost over net assets acquired ("Goodwill") and core deposit intangibles ("CDI"), were recorded in connection with the Berks Acquisition in 1996 and the Fidelity Federal Acquisition in 1995. The following table details the components of intangible assets at the dates indicated.

                              March 31, 1998  December 31, 1997
                                        (in thousands)
Goodwill (Berks Acquisition)         $20,515            $20,973
CDI (Berks Acquisition)                9,832             10,442
Goodwill (Fidelity Federal)           11,060             11,327
CDI (Fidelity Federal)                 2,419              2,502
                              --------------  -----------------
Total                                $43,826            $45,244
                              ==============  =================

        MORTGAGE SERVICING RIGHTS. At March 31, 1998, Commonwealth's servicing portfolio was $2.3 billion, an increase of 4% compared to $2.2 billion at December 31, 1997. At both March 31, 1998 and December 31, 1997, Commonwealth was servicing $1.3 billion of third party loans, as well as $1.0 billion and $0.9 billion, respectively, of loans held by Commonwealth for investment and sale. The following table details the components of mortgage servicing rights at the dates indicated.

                                      March 31, 1998  December 31, 1997
                                              (in thousands)
Purchased Mortgage Servicing Rights           $1,454             $1,559
Capitalized Excess Servicing Fees              3,124              3,215
Originated Mortgage Servicing Rights           3,919              3,265
                                      --------------  -----------------
Total                                         $8,497             $8,039
                                      ==============  =================

        DEPOSITS. Deposits increased by $26.5 million, or 2%, to $1.6 billion at March 31, 1998, primarily related to increases in principal and interest escrows established pursuant to loan servicing agreements, as well as increases in supermarket and business deposits.

        BORROWINGS. The Company's borrowings consist principally of advances from the FHLB and securities sold under agreements to repurchase. FHLB advances increased by $80.0 million, or 38%, to $293.0 million at March 31, 1998, from $213.0 million at December 31, 1997. Repurchase agreements decreased by $28.0 million, or 11%, to $218.1 million at March 31, 1998, from $246.1 million at December 31, 1997.
   The Company's borrowings are used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business. Dependent upon the funding requirements and interest rate risk considerations, these borrowings are hedged with off-balance-sheet financial instruments.

        ACCRUED INTEREST PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES ("OTHER LIABILITIES"). Other liabilities increased by $34.6 million, or 195%, to $52.3 million at March 31, 1998, from $17.7 million at December 31, 1997, primarily related to amounts due other depository institutions, and an increase in accrued interest payable.

     REGULATORY CAPITAL REQUIREMENTS.

The following table sets forth the Bank's compliance with applicable regulatory capital requirements at March 31, 1998:


                                                                   To Be Well
                                                Minimum            Capitalized
                                               For Capital         For Prompt
                                                Adequacy           Corrective Action
                            Actual              Purposes           Provisions
                        Ratio   Amount         Ratio   Amount      Ratio     Amount
(dollars in thousands)
Stockholders' equity,
and ratio to OTS
total assets             8.3%  $196,593
                       -------
Intangible assets               (43,826)

Unrealized gains on
available-for-sale
securities, net of tax           (2,241)
                               ---------

Tangible capital,
and ratio to OTS
adjusted total assets    6.5%  $150,526        1.5%     $34,773

Core capital,
and ratio to OTS
adjusted total assets    6.5%  $150,526        3.0%     $69,547      5.0%  $115,911
                       ======= ========       ------    =======

Core capital,
and ratio to OTS
risk-weighted assets    12.6%  $150,526                              6.0%   $71,780
                       ------- --------                            ------   =======

Allowance for loan losses         9,026
                               --------

Supplementary capital             9,026
                               --------

Total risk-based capital,
and ratio to OTS
risk-weighted assets (1)13.3%  $159,552        8.0%     $95,707     10.0%  $119,634
                       ------- ========       -----    ========    ------   =======

OTS total assets             $2,364,290
                             ==========

OTS adjusted total assets    $2,318,223
                             ==========

OTS risk-weighted assets     $1,196,340
                             ==========


(1) Does not reflect the interest rate risk component to the risk-based capital requirement, the effective date of which has been postponed.

                                  Commonwealth Bancorp, Inc. and Subsidiaries
                                            Average Balance Report

                                                                   Quarter Ended March 31,
                                           -----------------------------------------------------------------------
                                                         1998                                    1997
                                           --------------------------------      ---------------------------------
                                                                   Average                                Average
                                           Average                 Yield /         Average                 Yield/
                                           Balance      Interest    Cost(e)        Balance      Interest   Cost(e)
Interest-earning assets:
Loans receivable(a):
Mortgage loans - residential               $945,855      $17,039     7.31%      $   838,096     $15,879       7.68%
Consumer loans                              197,095        4,478     9.21%          168,323       3,687       8.88%
Commercial real estate loans                 74,359        1,632     8.90%           38,062         841       8.96%
Business loans                               42,150          819     7.88%           60,585       1,144       7.66%
                                         ----------      -------    ------      -----------      ------      ------
Total loans receivable                    1,259,459       23,968     7.72%        1,105,066      21,551       7.91%
                                         ----------      -------    ------      -----------      ------      ------
Mortgage loans held for sale                 68,264        1,415     8.41%           27,765         504       7.36%
Mortgage-backed securities                  725,184       12,270     6.86%          794,722      13,821       7.05%
Investment securities                        51,458          743     5.86%           63,191       1,014       6.51%
Other earning assets(b)                      28,136          683     9.84%           31,097         565       7.37%
                                         ----------      -------    ------      -----------      ------      ------
Total interest-earning assets             2,132,501       39,079     7.43%        2,021,841      37,455       7.51%
                                                         -------    ------                       ------      ------
Non-interest-earning assets                158,096                                 138 ,658
                                         ----------                             -----------
Total assets                             $2,290,597                             $ 2,160,499
                                         ==========                             ===========
Interest-bearing liabilities
Deposits:
Demand deposits(c)                       $  599,635         3,625    2.45%      $   520,592        3,155      2.46%
Savings deposits                            229,450         1,261    2.23%          260,443        1,419      2.21%
Certificates of deposit                     739,384        10,058    5.52%          714,037        9,341      5.31%
                                         ----------       -------   ------      -----------       ------     ------
Total deposits                            1,568,469        14,944    3.86%        1,495,072       13,915      2.46%
                                         ----------       -------   ------      -----------       ------     ------
Notes payable and other borrowings
Repurchase agreements                       236,054         3,505    6.02%          216,360        3,171      5.94%
FHLB Advances                               223,356         3,115    5.66%          185,122        2,521      5.52%
Other borrowings                                  0             0    0.00%                0            0      0.00%
                                         ----------        ------   ------       ----------       ------     ------
Total borrowings                            459,410         6,620    5.84%          401,482        5,692      5.75%
                                         ----------        ------   ------       ----------       ------     ------
Total interest-bearing liabilities (d)    2,027,879        21,564    4.31%        1,896,554       19,607      4.19%
                                         ----------        ------   ------       ----------       ------     ------
Non- interest-bearing  liabilities           46,276                                  40,291
                                         ----------                              ----------
Total liabilities                         2,074,155                               1,936,845
Shareholders' equity                        216,442                                 223,654
                                         ----------                              ----------
Total liabilities and equity             $2,290,597                              $2,160,499
                                         ==========                              ==========
Net interest-earning assets              $  104,622                              $  125,287
                                         ==========                              ==========
Net interest income/
interest rate spread                                     $17,515     3.12%                       $17,848      3.32%
                                                         ========   ======                      =======     ======
Net interest margin                                                  3.33%                                    3.58%
Ratio of average interest-
earning assets to average
interest-bearing liabilities                                       105.16%                                  106.61%
                                                                   =======                                  =======

(a) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis.
(b) Includes FHLB stock, money market accounts, FHLB deposits and interest-earning bank deposits.
(c) Includes checking and money market accounts.
(d) Includes interest expense associated with interest rate swaps and interest rate caps.
(e) Annualized

                                                              Quarter Ended March 31,
                                         --------------------------------------------------------------------------
                                                        1997                                    1996
                                         -----------------------------------   ------------------------------------
                                                                     Average                                Average
                                            Average                  Yield/         Average                 Yield/
                                            Balance      Interest    Cost(e)        Balance      Interest   Cost(e)

                                           $885,062      $65,945     7.45%       $  724,844    $ 54,849       7.57%
                                            176,909       15,982     9.03%          140,806      12,698       9.02%
                                             49,320        4,447     9.02%           26,566       2,035       7.66%
                                             55,202        4,252     7.70%           39,984       3,093       7.74%
                                         ----------      -------    ------      -----------      ------      ------
                                          1,166,493       90,626     7.77%          932,200      72,675       7.80%
                                         ----------      -------    ------      -----------      ------      ------
                                             49,477        3,659     7.19%           39,639       2,927       7.38%
                                            791,245       54,887     6.94%          654,586      45,471       6.95%
                                             64,742        4,031     6.23%           63,018       3,386       5.37%
                                             23,521        2,140     9.10%           31,192       2,847       9.13%
                                         ----------      -------    ------      -----------      -------     ------
                                          2,095,478      155,243     7.41%        1,720,635      127,306      7.40%
                                                         -------    ------                       -------     ------
                                            146,185                                 126,810
                                         ----------                              ----------
                                         $2,241,663                              $1,847,445
                                         ==========                              ==========


                                         $  550,236        13,616    2.47%      $   472,755       12,182      2.58%
                                            245,813         5,494    2.24%          240,579        5,072      2.11%
                                            722,278        39,450    5.46%          609,510       32,104      5.27%
                                         ----------       -------   ------      -----------       ------     ------
                                          1,518,327        58,560    5.90%        1,54,523         9,126      5.91%
                                         ----------       -------   ------      -----------       ------     ------

                                            242,794        14,315    5.90%           154,523       9,126      5.91%
                                            211,107        11,980    5.67%           138,917       7,811      5.62%
                                                  0             0    0.00%               658          57      8.66%
                                         ----------        ------   ------       -----------      ------     ------
                                            453,901        26,295    5.79%           294,089      16,994      5.78%
                                         ----------        ------   ------       -----------      ------     ------
                                          1,972,228        84,855    4.30%         1,616,942      65,352      4.10%
                                         ----------        ------   ------       -----------      ------     ------
                                             52,792                                   42,665
                                         ----------                              -----------
                                          2,025,020                                1,659,607

                                            216,643                                  187,445
                                         ----------                              -----------
                                         $2,241,663                               $1,847,445
                                         ==========                               ==========
                                         $  123,250                               $  103,693
                                         ==========                               ==========

                                                         $70,388     3.11%                       $60,954      3.30%
                                                         ========   ======                      ========     ======
                                                                     3.36%                                    3.54%


                                                                   106.25%                                  106.41%
                                                                   =======                                  =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS-CONTINUED


COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998 AND
1997.

     GENERAL. Net income was $3.9 million, or $0.25 per common share on a diluted basis, in the first quarter of 1998, compared to $4.7 million, or $0.28 per common share, in the first quarter of 1997. The decrease in net income in the first quarter of 1998, compared to the first quarter of 1997, was primarily attributable to a $1.0 million (after-tax) nonrecurring net gain in the first quarter of 1997 relating to the sale of the Company's previous headquarters building and a branch property. Exclusive of the gain, diluted earnings per common share would have been $0.22 in the first quarter of 1997.

     NET INTEREST INCOME. Net interest income was $17.5 million in the first quarter of 1998, a decrease of 2% compared to $17.8 million in the first quarter of 1997. The decrease was primarily attributable to a lower net interest margin, offset, in part, by an increase in average interest earning assets.

     Average interest-earning assets totaled $2.1 billion in the first quarter of 1998, compared to $2.0 billion in the first quarter of 1997. The increase in interest-earning assets was due primarily to increases in the Company's loan portfolio. Compared to the first quarter of 1997, average mortgage loans increased 13% to $945.9 million, average consumer loans increased 17% to $197.1 million, and average commercial loans increased 18% to $116.5 million in the first quarter of 1998. The increase in average loans in the first quarter of 1998 was primarily attributable to growth in the Company's core businesses of mortgage banking, retail banking, and commercial banking.

     The net interest margin was 3.33% in the first quarter of 1998, compared to 3.58% in the first quarter of 1997. The decrease was primarily attributable to a 0.08% reduction in the yield on interest-earning assets and a 0.12% increase in the cost of interest-bearing liabilities. The decrease in the yield on interest-earning assets was, in large part, due to generally lower market interest rates. The increase in the cost of interest-bearing liabilities in the first quarter was primarily due to a 0.21% increase in the average cost of the Company's certificates of deposit, reflecting the continued competitive environment for this product in southeast Pennsylvania.

     PROVISION FOR LOAN LOSSES. Provision for loan losses totaled $0.5 million in the first quarter of 1998, compared to $0.3 million in the first quarter of 1997. At March 31, 1998, the allowance for credit losses totaled $9.0 million, or 0.68% of loans, compared to $10.0 million, or 0.89%, at March 31, 1997, and $9.0 million, or 0.71%, at December 31, 1997. The decrease in the allowance for credit losses between March 31, 1997 and March 31, 1998 was primarily attributable to net credit losses relating to loans acquired in the Berks Acquisition. The Company acquired a $2.4 million allowance for credit losses as part of the Berks Acquisition. Through March 31, 1998, essentially all of that reserve had been utilized through net credit losses.

     NONINTEREST INCOME. Noninterest income totaled $6.0 million in the first quarter of 1998, compared to $5.4 million in the first quarter of 1997. The increase reflected a $1.4 million increase in the net gain on sale of mortgage loans. Also contributing to the increase in noninterest income in the first quarter of 1998 was a $0.5 million increase in deposit fees and a $0.4 million reversal of a deferred tax liability. The increase in deposit fees was primarily attributable to growth in supermarket banking, expansion of Commonwealth's commercial banking activities, and increased ATM fees. These increases were partially offset by the effect of a $1.5 million net gain on the sale of the Company's previous headquarters building and the sale of a branch property.

     NONINTEREST EXPENSE. Noninterest expense was $17.4 million in the first quarter of 1998, compared to $15.7 million in the first quarter of 1997. The increase was primarily attributable to higher expenses relating to growth in mortgage banking, supermarket banking, and commercial banking activities, as well as higher expenses relating to certain benefit plans. In addition, FDIC premiums increased $0.2 million primarily a result of a refund of prior year FDIC premiums received in the first quarter of 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS-CONTINUED


     PROVISION FOR INCOME TAXES. Provision for income taxes was $1.8 million, or 32% of income before income taxes in the first quarter of 1998, compared to $2.5 million, or 35%, in the first quarter of 1997. The decrease in the income tax rate in the first quarter of 1998 was primarily attributable to low income housing tax credits and the reversal of a deferred tax valuation allowance.

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

Item 4. Submission of Matters to a Vote of Security Holders

     (a) An annual meeting of stockholders of the Company was held on April 21, 1998 ("Annual Meeting").

     (b)  Not applicable.

     (c) There were 16,262,778 shares of common stock of the Company eligible to be voted at the Annual Meeting and 12,090,858 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

     1.   Election of directors for a three-year term.


                                      FOR              WITHHELD
       George C. Beyer, Jr.    11,988,699               102,159

       William B. Haines, Jr.  11,927,864               162,994

       Nicholas Sclufer        11,920,956               169,902


     2.   Proposal to amend the Company's 1996 Stock Option Plan and the
Company's 1996 Recognition and Retention                      Plan to revise
the provisions relating to the vesting of options and awards as a result of
changes to regulatory                      requirements.


                     FOR         AGAINST  ABSTAIN  NON-VOTE
                     10,688,513  441,019  147,572  813,754


     3.   Proposal to amend the Company's stock benefit plans to revise the
provisions relating to adjustments for capital                      changes.


                     FOR         AGAINST  ABSTAIN  NON-VOTE
                     11,388,562  303,076  249,767  149,453

                     PART II - OTHER INFORMATION-CONTINUED

     4. Proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 1998.


                          FOR         AGAINST  ABSTAIN
                          11,962,954  58,258   69,646


     The proposals were adopted by the stockholders of the Company.

     (d)  Not applicable

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     a) The following exhibits are filed hereto:


Exhibit No.  Exhibit

10.1         Commonwealth Bancorp, Inc. 1993 Amended Stock Incentive Plan

10.2         Commonwealth Bancorp, Inc. 1993 Amended Directors' Stock Option
             Plan


10.3 Commonwealth Bancorp, Inc. Amended Management Recognition Plan for Officers and Trust Agreement

10.4 Commonwealth Bancorp, Inc. Amended Management Recognition Plan for Directors and Trust Agreement

10.5         Commonwealth Bancorp, Inc. 1996 Amended Stock Option Plan

10.6 Commonwealth Bancorp, Inc. 1996 Amended Recognition and Retention Plan and Trust Agreement

     b) On January 23, 1998, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the fourth quarter of 1997. On March 23, 1998, the Company filed a Current Report on Form 8-K to report under Item 5, the addition of Joanne Harmelin and Michael T. Kennedy to its Board of Directors and an increase in the quarterly cash dividend to $0.08 per share of
the Company's common stock.   On April 3, 1998, the Company filed a Current
Report on Form 8-K to report under Item 5, the repurchase of up to 0.8 million shares, or approximately 5%, of the outstanding common stock of the Company. On April 6, 1998, the Company filed a Current Report on Form 8-K to report under Item 5, the acquisition of selected assets of Edmunds Financial Corporation d/b/a Service First Mortgage, a mortgage company headquartered in Annandale, Virginia. On April 22, 1998, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the first quarter of 1998.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     COMMONWEALTH BANCORP, INC.



         DATE: May 11, 1998                /s/ Charles H. Meacham
                                           -----------------------
                                           Charles H. Meacham
                                           Chairman and Chief Executive Officer
                                          (Principal Executive Officer)

         DATE: May 11, 1998                /s/ Charles M. Johnston
                                           -----------------------
                                           Charles M. Johnston
                                           Senior Vice President and Chief
                                           Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)