Form 10-Q
period 1998-06-30
COMMONWEALTH BANCORP INC
filed 1998-08-10
CIK 1005126

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended.......................................June 30, 1998

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from....................to ....................
       Commission File No................................................0-27942

                           Commonwealth Bancorp, Inc.
           ----------------------------------------------------------
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
                                 (610) 313-1600
                                 --------------

            Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --    --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 3, 1998, there were 18,042,639 issued and 15,274,039 outstanding shares of the Registrant's Common Stock.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                                TABLE OF CONTENTS

      Item                                                                                                    Page
      No.                                                                                                     No.
      ----                                                                                                    ---
               PART I - CONSOLIDATED FINANCIAL INFORMATION

        1      Consolidated Financial Statements

               Consolidated Balance Sheets at June 30, 1998 and December 31, 1997                              3

               Consolidated Statements of Income for the Quarter and Six Month
                Periods Ended June 30, 1998 and 1997                                                           4

               Consolidated Statements of Changes in Shareholders' Equity for the Six Month
                Periods Ended June 30, 1998 and 1997                                                           5

               Consolidated Statements of Cash Flows for the Six Month
                Periods Ended June 30, 1998 and 1997                                                           6

               Notes to Consolidated Financial Statements                                                      8

        2      Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                                     12

        3      Quantitative and Qualitative Disclosures about Market Risk                                      24

               PART II - OTHER INFORMATION

        1      Legal Proceedings                                                                               24

        2      Changes in Securities                                                                           24

        3      Default Upon Senior Securities                                                                  24

        4      Submission of Matters to a Vote of Security Holders                                             24

        5      Other Information                                                                               24

        6      Exhibits and Reports on Form 8-K                                                                24

                  Commonwealth Bancorp, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                     June 30,           December 31,
                                                                                       1998                1997
                                                                                    ------------       -------------
Assets:                                                                              (Unaudited)
Cash and due from banks                                                                 $49,959             $43,251
Interest-bearing deposits                                                                 3,398               4,391
Short-term investments available for sale                                                 6,853               6,296
Mortgage loans held for sale                                                             73,958              37,574
Investment securities
  Securities available for sale (cost of $37,441
    and $50,428, respectively), at market value                                          37,893              51,326
Mortgage-backed securities
  Securities held to maturity (market value of $167,049
    and $199,048, respectively), at cost                                                164,170             196,213
  Securities available for sale (cost of $541,669
    and $534,573, respectively), at market value                                        544,832             539,078
Loans receivable, net                                                                 1,352,888           1,260,841
Accrued interest receivable, net                                                         12,617              13,271
FHLB stock, at cost                                                                      18,400              14,175
Premises and equipment, net                                                              17,641              18,590
Intangible assets                                                                        42,409              45,244
Mortgage servicing rights                                                                 9,837               8,039
Other assets, including net deferred taxes of $1,689
  and $482, respectively                                                                 33,392              30,306
                                                                                    ------------       -------------
           Total assets                                                              $2,368,247          $2,268,595
                                                                                    ============       =============

Liabilities:
  Deposits                                                                           $1,579,067          $1,552,824
  Notes payable and other borrowings:
    Secured notes due to Federal Home Loan Bank of Pittsburgh                           308,000             213,000
    Securities sold under agreements to repurchase                                      212,683             246,099
  Advances from borrowers for taxes and insurance                                        37,078              24,071
  Accrued interest payable, accrued expenses and other liabilities                       31,658              17,749
                                                                                    ------------       -------------
           Total liabilities                                                          2,168,486           2,053,743
                                                                                    ------------       -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.10 par value; 5,000,000 shares
    authorized; none issued                                                                -                   -
  Common stock, $0.10 par value; 30,000,000 shares authorized;
    18,037,183 shares issued and 15,473,583 outstanding at June 30, 1998;
    17,998,736 shares issued and 16,247,136 outstanding at December 31, 1997              1,804               1,800
  Additional paid-in capital                                                            134,766             133,541
  Retained earnings                                                                     120,482             117,582
  Unearned stock benefit plan compensation                                              (11,706)            (12,900)
  Unrealized gain on marketable securities, net                                           2,350               3,512
  Treasury stock, at cost; 2,563,600 and 1,751,600 shares respectively                  (47,935)            (28,683)
                                                                                    ------------       -------------
           Total shareholders' equity                                                   199,761             214,852
                                                                                    ------------       -------------
           Total liabilities and shareholders' equity                                $2,368,247          $2,268,595
                                                                                    ============       =============

The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                       Consolidated Statements of Income
                      (in thousands, except share amounts)

                                                                             For the Quarter           For the Six Months
                                                                              Ended June 30,              Ended June 30
                                                                        ------------------------    --------------------------
                                                                           1998          1997          1998           1997
                                                                        -----------   ----------    -----------    -----------
                                                                               (Unaudited)                  (Unaudited)
Interest income:
  Interest on loans                                                        $26,527       $23,049       $51,910        $45,104
  Interest and dividends on deposits and money
     market investments                                                        775           589         1,458          1,154
  Interest on investment securities                                            609         1,234         1,352          2,248
  Interest on mortgage-backed securities                                    12,750        14,246        25,020         28,067
                                                                        -----------   ----------    -----------    -----------

             Total interest income                                          40,661        39,118        79,740         76,573

Interest expense:
  Interest on deposits                                                      14,949        14,511        29,893         28,426
  Interest on notes payable and other borrowings                             8,017         6,693        14,637         12,385
                                                                        -----------   ----------    -----------    -----------

             Total interest expense                                         22,966        21,204        44,530         40,811
                                                                        -----------   ----------    -----------    -----------

             Net interest income                                            17,695        17,914        35,210         35,762

Provision for loan losses                                                    1,000           300         1,500            600
                                                                        -----------   ----------    -----------    -----------

             Net interest income after provision for loan losses            16,695        17,614        33,710         35,162

Noninterest income:
  Deposit fees and related income                                            2,275         1,763         4,326          3,297
  Servicing fees                                                             1,027         1,124         2,074          2,326
  Net gain on sale of mortgage loans                                         2,745           913         4,837          1,632
  Net gain (loss) on sale of securities                                        687          (175)          687           (175)
  Net loss on sale of foreclosed real estate                                   (59)          (32)          (91)          (101)
  Other                                                                        704           368         1,552          2,350
                                                                        -----------   ----------    -----------    -----------

             Total noninterest income                                        7,379         3,961        13,385          9,329
                                                                        -----------   ----------    -----------    -----------

Noninterest expense:
  Compensation and employee benefits                                        10,130         7,883        19,119         15,821
  Occupancy and office operations                                            2,569         2,594         5,169          5,021
  FDIC premium                                                                 195           197           388            166
  Advertising and promotion                                                    542           464           979            882
  Amortization of intangible assets                                          1,417         1,578         2,834          3,156
  Other                                                                      6,995         3,399        10,730          6,796
                                                                        -----------   ----------    -----------    -----------

             Total noninterest expense                                      21,848        16,115        39,219         31,842
                                                                        -----------   ----------    -----------    -----------

             Income before income taxes                                      2,226         5,460         7,876         12,649

Income tax provision                                                           757         1,780         2,555          4,299
                                                                        -----------   ----------    -----------    -----------

Net income                                                                  $1,469        $3,680        $5,321         $8,350
                                                                        ===========   ==========    ===========    ===========

Basic weighted average number of shares outstanding                     14,661,101    15,631,154    14,821,577     15,873,064
                                                                        ===========   ==========    ===========    ===========

Basic earnings per share                                                     $0.10         $0.24         $0.36          $0.53
                                                                        ===========   ==========    ===========    ===========

Diluted weighted average number of shares outstanding                   15,427,517    16,068,527    15,533,608     16,311,200
                                                                        ===========   ==========    ===========    ===========

Diluted earnings per share                                                   $0.10         $0.23         $0.34          $0.51
                                                                        ===========   ==========    ===========    ===========



The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                 (in thousands)
                                  (Unaudited)

                                                                                                         Unearned
                                                       Common                Additional                    Stock
                                                       Shares      Common     Paid-In       Retained    Benefit Plan
                                                     Outstanding    Stock     Capital       Earnings    Compensation
---------------------------------------------------------------------------------------------------------------------
Fiscal 1997
-----------
Balance at December 31, 1996                           17,954      $1,795     $132,931      $105,577     ($10,510)

  Net income                                                                                   8,350
  Dividends                                                                                   (2,196)
  Release of ESOP shares  (a)                                                      331                        461
  Amortization of unearned compensation                                                                       659
  Exercise of stock options                                82           9          387
  Cash in lieu of fractional shares                        (2)                     (21)
  Stock retired                                           (40)         (4)        (613)
  Decrease in unrealized gain on marketable
    securities, net of tax
  Common stock acquired by stock benefit plans                                                             (4,495)
  Purchase of Treasury stock                             (898)

                                                     ----------------------------------------------------------------
Balance at June 30, 1997                               17,096      $1,800     $133,015      $111,731     ($13,885)
                                                     ================================================================

Fiscal 1998
-----------
Balance at December 31, 1997                           16,247      $1,800     $133,541      $117,582     ($12,900)

  Net income                                                                                   5,321
  Dividends                                                                                   (2,421)
  Release of ESOP shares  (a)                                                      678                        460
  Amortization of unearned compensation                                                                       734
  Exercise of stock options                                39           4          218
  Decrease in unrealized gain on marketable
    securities, net of tax
  Purchase of Treasury stock                             (812)
  Tax benefit on employee stock plans                                              329
                                                     ----------------------------------------------------------------
Balance at June 30, 1998                               15,474      $1,804     $134,766      $120,482     ($11,706)
                                                     ================================================================



                                                        Unrealized
                                                        Gain/(Loss)
                                                       On Marketable      Treasury
                                                       Securities, net      Stock       Total
-------------------------------------------------------------------------------------------------
Fiscal 1997
-----------
Balance at December 31, 1996                                $2,131        $     -      $231,924

  Net income                                                                              8,350
  Dividends                                                                              (2,196)
  Release of ESOP shares  (a)                                                               792
  Amortization of unearned compensation                                                     659
  Exercise of stock options                                                                 396
  Cash in lieu of fractional shares                                                         (21)
  Stock retired                                                                            (617)
  Decrease in unrealized gain on marketable
    securities, net of tax                                    (620)                        (620)
  Common stock acquired by stock benefit plans                                           (4,495)
  Purchase of Treasury stock                                              (13,767)      (13,767)

                                                    ---------------------------------------------
Balance at June 30, 1997                                    $1,511       ($13,767)     $220,405
                                                    =============================================

Fiscal 1998
-----------
Balance at December 31, 1997                                $3,512       ($28,683)     $214,852

  Net income                                                                              5,321
  Dividends                                                                              (2,421)
  Release of ESOP shares  (a)                                                             1,138
  Amortization of unearned compensation                                                     734
  Exercise of stock options                                                                 222
  Decrease in unrealized gain on marketable
    securities, net of tax                                  (1,162)                      (1,162)
  Purchase of Treasury stock                                              (19,252)      (19,252)
  Tax benefit on employee stock plans                                                       329
                                                    ---------------------------------------------
Balance at June 30, 1998                                    $2,350       ($47,935)     $199,761
                                                    =============================================


-------------------------------------

  (a) Shares totaling 52,468 were released during the six month periods ended June 30, 1998 and 1997.






The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                             For the Six Months
                                                                                               Ended June 30,
                                                                                            1998            1997
                                                                                         -----------     -----------
                                                                                                  (Unaudited)
Operating activities:
   Net income                                                                               $5,321          $8,350
   Adjustments to reconcile net income to net cash
    (used in) provided by operating activities-
      Proceeds from loans sold to others                                                   316,560         127,827
      Loans originated for sale                                                           (248,673)       (130,718)
      Purchases of loans held for sale                                                    (101,942)        (16,695)
      Principal collection on mortgage loans held for sale                                     439             234
      Net gain on sale of mortgage loans                                                    (4,837)         (1,632)
      Increase in net deferred loan fees                                                       471             328
      Provision for loan losses and foreclosed real estate                                   1,537             608
      Gain on sale of investment securities                                                   (687)             -
      Valuation adjustment on an equity investment                                           2,818              -
      Net gain on sale of assets                                                               -            (1,531)
      Depreciation and amortization                                                          1,709           1,538
      Net amortization of other assets and liabilities                                       4,973           5,104
      Interest reinvested on repurchase agreements                                          (5,571)         (6,620)
      Changes in assets and liabilities-
         Decrease (increase) in-
          Accrued interest receivable, net                                                     654            (677)
          Deferred income taxes                                                             (1,207)           (344)
          Other assets                                                                      (2,701)         (8,157)
         Increase in-
          Advances from borrowers for taxes and insurance                                   13,007          10,789
          Accrued interest payable, accrued expenses and other liabilities                  13,909          21,341
                                                                                         -----------     -----------
            Net cash (used in) provided by operating activities                            ($4,220)         $9,745
                                                                                         -----------     -----------

                                                                                                        (continued)












The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                   For the Six Months
                                                                                      Ended June 30,
                                                                                  1998            1997
                                                                              ------------    ------------
                                                                                        (Unaudited)
Investing activities:
  Proceeds from sale of investment securities                                      $1,442         $    -
  Proceeds from maturities of investment securities                                30,000          10,000
  Purchases of investment securities                                              (20,000)        (38,402)
  Proceeds from sale of mortgage-backed securities                                     -           41,770
  Proceeds from call of mortgage-backed securities                                 30,000              -
  Purchases of mortgage-backed securities                                        (156,958)       (164,692)
  Principal collected on mortgage-backed securities                               151,905          63,887
  Principal collected on loans                                                    228,090         108,470
  Loans originated                                                               (221,821)       (108,886)
  Loans purchased                                                                 (99,542)        (75,258)
  Sales of real estate acquired through foreclosure                                   645             887
  Purchase of FHLB Stock                                                           (4,225)         (3,016)
  Purchases of premises and equipment                                              (1,035)         (1,850)
  Proceeds from sales of assets                                                        44          11,140
                                                                              ------------    ------------
     Net cash used in investing activities                                        (61,455)       (155,950)
                                                                              ------------    ------------

Financing activities:
  Net increase in deposits                                                         26,243          27,465
  Proceeds from notes payable and other borrowings                                612,239         241,815
  Repayment of notes payable and other borrowings                                (545,084)       (114,297)
  Net purchase of common stock                                                    (19,030)        (18,504)
  Cash dividends paid                                                              (2,421)         (2,145)
                                                                              ------------    ------------
     Net cash provided by financing activities                                     71,947         134,334
                                                                              ------------    ------------
     Net increase (decrease) in cash and cash equivalents                           6,272         (11,871)
Cash and cash equivalents at beginning of period                                   53,938          60,102
                                                                              ------------    ------------
Cash and cash equivalents at end of period                                        $60,210         $48,231
                                                                              ============    ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for-
     Interest                                                                     $33,828         $31,840
                                                                              ============    ============
     Income taxes                                                                  $2,800          $5,273
                                                                              ============    ============








The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Basis of Presentation

            In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Commonwealth Bancorp, Inc.'s ("Commonwealth" or the "Company") financial condition as of June 30, 1998 and the results of operations, changes in shareholders' equity, and cash flows for the periods presented.

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

3.          Shareholders' Equity

            On June 16, 1998, the Board of Directors declared a $0.08 per share cash dividend for the quarter ended June 30, 1998, which was made payable to shareholders of record at the close of business on June 26, 1998. This dividend was paid on July 10, 1998. During the second quarter of 1998, the Company purchased 0.8 million shares of treasury stock, at an average cost of $23.71 per share, for an aggregate purchase of $19.3 million. On June 22, 1998, the Board of Directors authorized the repurchase of up to 0.8 million shares, or approximately 5 percent, of its outstanding common stock. This repurchase program represents Commonwealth's fourth such program in the past two years. In the previous three programs, a total of 2.6 million shares were repurchased at an average price of $18.70 per share.

4.          Future Accounting Pronouncements

            In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively and must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). Commonwealth has not yet quantified the financial statement impacts of adopting SFAS No. 133 and has not determined the timing of or method of the adoption of SFAS No. 133. However, the Statement could increase volatility in earnings and other comprehensive income.

            SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. This statement is effective for fiscal years beginning after December 15, 1997, and need not be applied to interim statements in the initial year of application. SFAS No. 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on product and services, geography, legal structure, management structure - any manner in which management disaggregates a company. The management approach replaces the notion of industry and geographic segments in current FASB standards. The Company intends to report information on two segments as a result of the adoption of SFAS No. 131, the Banking Operations and the Mortgage Operations.

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

                                                                          For the Quarter Ended June 30,
                                                                          ------------------------------

                                                                          1998                       1997
                                                                          ----                       ----

Basic weighted average number of common shares outstanding              14,661,101               15,631,154


Effect of diluted securities:
    Stock options                                                          622,891                  341,122
    Recognition Plan stock                                                 143,525                   96,251
                                                                           -------                 --------

Diluted weighted average number of common shares outstanding            15,427,517               16,068,527
                                                                        ==========               ==========

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        For the Six Months Ended June 30,
                                                                        ---------------------------------

                                                                        1998                       1997
                                                                        -----                      -----

Basic weighted average number of common shares outstanding            14,821,577                15,873,064


Effect of diluted securities:
    Stock options                                                        585,778                   350,591
    Recognition Plan stock                                               126,253                    87,545
                                                                         -------                  --------
Diluted weighted average number of common shares outstanding          15,533,608                16,311,200
                                                                      ==========                ==========

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

            Basic EPS was $0.10 for the quarter ended June 30, 1998, compared to $0.24 per share for the quarter ended June 30, 1997. Diluted EPS was $0.10 for the quarter ended June 30, 1998, compared to $0.23 per share for the quarter ended June 30, 1997.

            Basic EPS was $0.36 for the six months ended June 30, 1998, compared to $0.53 per share for the six months ended June 30, 1997. Diluted EPS was $0.34 for the six months ended June 30, 1998, compared to $0.51 per share for the six months ended June 30, 1997.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.          Comprehensive Income

            SFAS No. 130, "Reporting Comprehensive Income" was issued in July 1997. The Company adopted SFAS No. 130 on January 1, 1998, as required. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components. The main objective of the statement is to report a measure of all changes in equity that result from transactions and other economic events of the period other than transactions with owners. Such components of total comprehensive income for the Company are net income and unrealized gains on marketable securities, net of tax, as follows:

                                                                          For the Quarter Ended June 30,
                                                                          ------------------------------

                                                                          1998                       1997
                                                                         -----                      -----
                                                                                  (in thousands)
Net income                                                               $1,469                     $3,680

Unrealized (loss) gain on marketable securities, net of tax                (453)                     3,430
                                                                        --------                  --------

Comprehensive income                                                     $1,016                     $7,110
                                                                         ======                     ======

                                                                         For the Six Months Ended June 30,
                                                                         ---------------------------------

                                                                          1998                       1997
                                                                         -----                      -----
                                                                                  (in thousands)
Net income                                                               $5,321                     $8,350

Unrealized loss on marketable securities, net of tax                     (1,162)                      (620)
                                                                        --------                  --------

Comprehensive income                                                     $4,159                    $ 7,730
                                                                         ======                    =======

7.          Acquisitions

            On March 31, 1998, Commonwealth Bank acquired selected assets of Edmunds Financial Corporation d/b/a Service First Mortgage, a mortgage company headquartered in Annandale, Virginia. Among the assets acquired from Service First Mortgage was its production branch located in Annandale, Virginia. Under the terms of the transaction, the group will operate under the ComNet Mortgage Services name.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            When used in this Form 10-Q, or in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

            The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

            GENERAL. The Company is a Pennsylvania corporation which is the holding company for the Bank. Commonwealth Bank is a federally chartered stock savings bank, primarily regulated by the Office of Thrift Supervision ("OTS"). The Bank conducts business from its executive offices in Norristown, Pennsylvania and, as of June 30, 1998, 58 full-service offices located in southeast Pennsylvania. ComNet Mortgage Services, a division of the Bank, also located in Norristown, conducts business through loan origination offices located in Pennsylvania, Connecticut, New Jersey, Rhode Island, and Virginia, and operates under the trade name of Homestead Mortgage in Maryland. ComNet also conducts business through its wholesale network, which includes correspondents in 29 states.

            On March 31, 1998, Commonwealth Bank acquired selected assets of Edmunds Financial Corporation d/b/a Service First Mortgage, a mortgage company headquartered in Annandale, Virginia. Among the assets acquired from Service First Mortgage was its production branch located in Annandale, Virginia. Under the terms of the transaction, the group will operate under the ComNet Mortgage Services name.

            YEAR 2000. Commonwealth is primarily dependent on its suppliers of computer services to become Year 2000 compliant. Commonwealth is monitoring its computer services provider, as well as its third party system vendors, to ensure that the Company's systems continue to meet its internal needs and those of its customers. As a result of Commonwealth's arrangement with these vendors, the Company does not expect material expenditures to be incurred to address the Year 2000 issue.

FINANCIAL CONDITION

            GENERAL. Total assets increased by $99.7 million, or 4%, from $2.3 billion at December 31, 1997, to $2.4 billion at June 30, 1998. The increase was primarily the result of increases in loans receivable and mortgage loans held for sale. These increases were offset, in part, by a decrease in mortgage-backed securities and investment securities. Total liabilities increased by $114.7 million, or 6%, from $2.1 billion at December 31, 1997, to $2.2 billion at June 30, 1998. This increase was the result of increases in notes payable and other borrowings, deposits, accrued interest payable, accrued expenses and other liabilities, and advances from borrowers for taxes and insurance. Shareholders' equity as of June 30, 1998, equaled $199.8 million, compared to $214.9 million at December 31, 1997. This $15.1 million, or 7%, decrease was primarily the result of the $19.3 million purchase of $0.8 million shares of treasury stock, offset, in part, by a $2.9 million, or 2%, increase in earnings retention during the first six months of 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

            CASH, INTEREST-BEARING DEPOSITS, AND SHORT-TERM INVESTMENTS ("CASH AND CASH EQUIVALENTS"). Cash and cash equivalents increased by $6.3 million, or 12%, from $53.9 million at December 31, 1997, to $60.2 million at June 30, 1998.

            MORTGAGE LOANS HELD FOR SALE. Mortgage loans held for sale increased by $36.4 million, or 97%, from $37.6 million at December 31, 1997, to $74.0 million at June 30, 1998. The increase was primarily attributable to an increase in loans originated during June 1998.

            INVESTMENT SECURITIES. Investment securities decreased by $13.4 million, or 26%, from $51.3 million at December 31, 1997 to $37.9 million at June 30, 1998. The decrease was primarily attributable to the maturity of U.S. Treasury and U.S. Government agency securities, the recording of a valuation adjustment relating to a mortgage servicing partnership equity investment, and the sale of an equity investment. These decreases were offset, in part, by the purchase of corporate bonds. Investments in debt and equity securities at June 30, 1998 and December 31, 1997 were as follows:

                                                                              June 30, 1998
                                            ---------------------------------------------------------------------------------
                                                Amortized           Unrealized              Unrealized            Market
                                                  Cost                 Gains                  Losses              Value
                                            ---------------------------------------------------------------------------------
                                                                              (in thousands)
Available for sale:
  Corporate Bonds                                    $ 19,998               $ 153                 $   -          $20,151
  U.S. Treasury and U.S.
    Government agency securities                        9,995                  24                     -           10,019
  Mortgage Security Mutual Fund                         2,448                   -                    25            2,423
  Mortgage Servicing Partnership                        2,500                   -                     -            2,500
  Other Equity Investments                              2,500                 300                     -            2,800
                                            ---------------------------------------------------------------------------------
                   Total                             $ 37,441               $ 477                 $  25         $ 37,893
                                            =================================================================================

                                                                              December 31, 1997
                                            ---------------------------------------------------------------------------------
                                                Amortized           Unrealized              Unrealized            Market
                                                  Cost                 Gains                  Losses              Value
                                            ---------------------------------------------------------------------------------
                                                                              (in thousands)
Available for sale:
  U.S. Treasury and U.S.
    Government agency securities                     $ 39,980              $   61                 $   -         $ 40,041
  Mortgage Security Mutual Fund                         2,373                  31                     -            2,404
  Mortgage Servicing Partnership                        4,819                   -                     -            4,819
  Other Equity Investments                              3,256                 806                     -            4,062
                                            ---------------------------------------------------------------------------------
                   Total                             $ 50,428              $  898                 $   -         $ 51,326
                                            =================================================================================

            Investment securities classified as held to maturity are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security pursuant to the level-yield method. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity. There were no investment securities classified as held to maturity at June 30, 1998 and December 31, 1997.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED


            MORTGAGE-BACKED SECURITIES. Mortgage-backed securities decreased by $26.3 million, or 4%, from $735.3 million at December 31, 1997 to $709.0 million at June 30, 1998. The decrease in mortgage-backed securities during the first six months of 1998 was related to repayments and prepayments and the $30 million call of mortgage-backed securities during the first quarter of 1998. The decrease was offset, in part, by a strategy to enhance the Company's net interest income through the purchase of mortgage-backed securities funded through Federal Home Loan Bank ("FHLB") advances.

            Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees related to the securities, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company. At June 30, 1998 and December 31, 1997, $406.8 million, or 57%, and $479.4 million, or 65%, respectively, of the Company's mortgage-backed securities were insured or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Federal National Mortgage Association ("FNMA"). As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the GNMA, FHLMC, or the FNMA, and serve to further diversity the Company's mortgage-backed securities portfolio. At June 30, 1998 and December 31, 1997, $302.2 million, or 43%, and $255.9 million, or
35%, respectively, of the Company's mortgage-backed securities were private mortgage-backed securities. The following table sets forth the Company's mortgage-backed securities portfolio at the dates indicated.

                                                                        June 30, 1998
                                 --------------------------------------------------------------------------------------
                                      Amortized              Unrealized               Unrealized           Market
                                        Cost                    Gains                   Losses              Value
                                 --------------------------------------------------------------------------------------
                                                                       (in thousands)
Held to maturity:
  GNMA                                    $ 62,971                $2,085                $    -            $ 65,056
  FHLMC                                     35,994                   360                    20              36,334
  FNMA                                      60,568                   482                    28              61,022
  Private                                    4,637                     -                     -               4,637

                                 --------------------------------------------------------------------------------------
               Total                      $164,170                $2,927                $   48            $167,049
                                 ======================================================================================

Available for sale:
  GNMA                                    $ 15,113                $  526                $    -            $ 15,639
  FHLMC                                     82,866                 1,785                    24              84,627
  FNMA                                      83,100                   801                   331              83,570
  CMO and REMIC                            360,590                 1,283                   877             360,996

                                 --------------------------------------------------------------------------------------
            Total                         $541,669                $4,395                $1,232            $544,832
                                 ======================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED


                                                                     December 31, 1997
                                  ------------------------------------------------------------------------------------
                                       Amortized             Unrealized             Unrealized            Market
                                         Cost                   Gains                 Losses               Value
                                  ------------------------------------------------------------------------------------
                                                                      (in thousands)
Held to maturity:
  GNMA                                    $ 74,677                  $2,251               $ 174             $ 76,754
  FHLMC                                     43,256                     485                   -               43,741
  FNMA                                      72,970                     506                 233               73,243
  Private                                    5,310                       -                   -                5,310
                                  ------------------------------------------------------------------------------------
               Total                      $196,213                  $3,242               $ 407             $199,048
                                  ====================================================================================
Available for sale:
  GNMA                                    $ 16,572                  $  560               $  16             $ 17,116
  FHLMC                                     98,092                   2,682                  26              100,748
  FNMA                                      81,531                     865                 388               82,008
  CMO and REMIC                            338,378                   1,589                 761              339,206
                                  ------------------------------------------------------------------------------------
             Total                        $534,573                  $5,696              $1,191             $539,078
                                  ====================================================================================

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

            LOANS RECEIVABLE. Loans receivable, net of reserves and unamortized discounts and unaccreted premiums, increased by $92.0 million, or 7%, during the first six months of 1998 to $1.4 billion at June 30, 1998. The following table depicts the composition of the Company's loan portfolio at the dates indicated.

                                                        June 30,                                   December 31,
                                                          1998                                         1997
                                                ---------------------------                   -------------------------
                                                                      % of                                        % of
                                                Amount                Total                   Amount              Total
                                                ------                -----                   ------              -----
                                                                         (dollars in thousands)

Mortgage loans - Residential (1)              $1,017,159                74.65%            $ 958,542               75.51%
Consumer loans:
  Equity lines of credit                          37,354                 2.74                41,592                3.28
  Second mortgage                                116,798                 8.57                98,934                7.79
  Recreational vehicles                           30,993                 2.27                22,182                1.75
  Other                                           35,376                 2.60                32,085                2.53
                                              ----------               ------             ---------              ------
    Total consumer loans                         220,521                16.18               194,793               15.35
Commercial loans:
  Small Business Loans (2)                        16,562                 1.22                20,016                1.58
  Commercial real estate                          78,393                 5.75                71,508                5.63
  Business loans                                  29,953                 2.20                24,456                1.93
                                              ----------               ------             ---------              ------
    Total commercial loans                       124,908                 9.17               115,980                9.14
                                              ----------               ------             ---------              ------
    Total loans receivable                     1,362,588               100.00%            1,269,315              100.00%
                                              ----------               =======            ---------              =======
Less:
  Net premium on loans purchased                  (2,963)                                    (3,559)
  Allowance for loan losses                        9,484                                      9,024
  Deferred loan fees                               3,179                                      3,009
                                              ----------                                 ----------
Loans receivable, net                         $1,352,888                                 $1,260,841
                                              ==========                                 ==========

-------------------------------
(1) At June 30, 1998 and December 31, 1997, $516.6 million, or 51%, and $613.6 million, or 64%, respectively, of the Company's residential mortgage loans had adjustable interest rates.
(2) Consists entirely of loans (or securities backed by loans) which are guaranteed by the U.S. Government, with the majority adjusting monthly or quarterly. All such loans or securities were purchased by the Company.

            Total mortgage loans originated and purchased for the six months ended June 30, 1998, increased by $294.5 million, or 109%, from $270.2 million for the six months ended June 30, 1997 to $564.7 million for the six months ended June 30, 1998. The $294.5 million increase in mortgage originations was the result of increases in retail and wholesale residential mortgage originations. Closed loans relating to Commonwealth's retail network totaled $363.4 million during the six months ended June 30, 1998, an increase of 104% compared to $178.1 million for the six months ended June 30, 1997. Commonwealth's Wholesale Lending Department originates loans through a network of correspondent brokers in 29 states. All loans are underwritten using the same criteria as those used for retail originations. Closed loans relating to Commonwealth's wholesale network totaled $201.3 million during the six months ended June 30, 1998, an increase of 119% compared to $92.1 million for the six months ended June 30, 1997.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

            Consumer loans increased by $25.7 million, or 13%, from $194.8 million at December 31, 1997, to $220.5 million at June 30, 1998. At June 30, 1998, consumer loans represented 16% of the Company's loan portfolio and were comprised of $37.4 million of equity lines of credit, $116.8 million of second mortgage loans, $31.0 million of recreational vehicle loans, and $35.4 million of other consumer loans. At December 31, 1997, consumer loans represented 15% of total loans and were comprised of $41.6 million of equity lines of credit, $98.9 million of second mortgage loans, $22.2 million of recreational vehicle loans, and $32.1 million of other consumer loans.

            As of June 30, 1998, commercial loans, exclusive of loans guaranteed by the Small Business Administration ("SBA"), totaled $108.3 million, or 8%, of the Company's total loan portfolio, as compared to $96.0 million, or 8%, at December 31, 1997. At June 30, 1998, commercial loans (other than SBA loans) were comprised of $78.4 million of commercial real estate loans and $30.0 million of business loans. At December 31, 1997, commercial loans (other than SBA loans) were comprised of $71.5 million of commercial real estate loans and $24.5 million of business loans. Commercial loans are generally considered to have a greater risk than residential mortgage loans because the risk of borrower default is greater, and the collateral is more likely to decline in value and may be more difficult to liquidate than single-family residences.

            NONPERFORMING ASSETS. The Company's nonperforming assets, which principally consist of nonaccrual loans and real estate acquired through foreclosure, increased by $0.1 million, or 2%, from $9.6 million at December 31, 1997, to $9.7 million at June 30, 1998. At June 30, 1998, the Company's $9.7 million of nonperforming assets amounted to 0.41% of total assets. At December 31, 1997, the Company's $9.6 million of nonperforming assets amounted to 0.42% of total assets. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.

                                                     June 30, 1998             December 31, 1997
                                                     -------------             -----------------

                                                             (dollars in thousands)

Mortgage loans - Residential                           $4,773                      $5,269
Consumer loans                                          1,814                       1,324
Commercial loans (1)                                    2,047                       2,345
                                                        -----                       -----
  Total nonperforming loans                             8,634                       8,938
Real estate owned, net                                  1,078                         626
                                                        -----                      ------
  Total nonperforming assets (1)                       $9,712                      $9,564
                                                        =====                       =====
Nonperforming loans to total loans held for
  investment (1)                                        0.63%                       0.70%
                                                        ====                        ====
Total nonperforming assets to total assets (1)          0.41%                       0.42%
                                                        ====                        ====

-------------

(1) Does not include nonperforming commercial loans which are fully guaranteed as to principal and interest by the U.S. Government, which amounted to $0.5 million and $1.1 million at June 30, 1998 and December 31, 1997, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED


            ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $9.5 million at June 30, 1998, compared to $9.0 million at December 31, 1997. It is management's policy to maintain an allowance for estimated loan losses based upon an assessment of prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectability of the loan portfolio. At June 30, 1998, the Company's allowance for loan losses amounted to 110% of total nonperforming loans and 0.70% of total loans held for investment, as compared to 101% of total nonperforming loans and 0.71% of total loans held for investment at December 31, 1997. The Company utilizes these percentages as only one of the factors in assessing the adequacy of the allowance for loan losses at various points in time. The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.


                                                          For the Six Months Ended June 30,
                                          ----------------------------------------------------------------

                                                         1998                            1997
                                                         ----                            ----
                                                                (dollars in thousands)



Allowance at beginning of period                        $9,024                        $ 9,971
Provision for loan losses                                1,500                            600
Charge-offs:
  Mortgage loans - Residential                          ( 177)                         ( 253)
  Consumer loans                                        ( 772)                         ( 461)
  Commercial loans                                      ( 158)                          (181)
                                                        ------                        -------
    Total charge-offs                                 ( 1,107)                          (895)
Recoveries:
  Mortgage loans - Residential                               -                            114
  Consumer loans                                            36                             12
  Commercial loans                                          31                             13
                                                        ------                        -------
    Total recoveries                                        67                            139
                                                        ------                         ------
Allowance at end of period                              $9,484                         $9,815
                                                         =====                          =====

Allowance for loan losses to
  total nonperforming loans at
  end of period                                        109.84%                         94.24%
                                                       ======                          =====
Allowance for loan losses to
  total loans held for investment
  at end of period                                       0.70%                          0.82%
                                                         ====                           ====

---------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED


            INTANGIBLE ASSETS. Intangible assets, which are comprised of the excess of cost over net assets acquired ("Goodwill") and core deposit intangibles ("CDI"), were recorded in connection with the Berks Acquisition in 1996 and the Fidelity Federal Acquisition in 1995. The following table details the components of intangible assets at the dates indicated.

                                               June 30, 1998           December 31, 1997
                                               -------------           -----------------
                                                           (in thousands)
Goodwill (Berks Acquisition)                         $20,057                  $20,973

CDI (Berks Acquisition)                                9,223                   10,442

Goodwill (Fidelity Federal)                           10,792                   11,327

CDI (Fidelity Federal)                                 2,337                    2,502
                                                     -------                  -------
    Total                                            $42,409                  $45,244
                                                     =======                  =======

            MORTGAGE SERVICING RIGHTS. At June 30, 1998, Commonwealth's servicing portfolio was $2.4 billion, an increase of 8% compared to $2.2 billion at December 31, 1997. At June 30, 1998 and December 31, 1997, Commonwealth was servicing $1.4 billion and $1.3 billion of third party loans, as well as $1.0 billion and $0.9 billion, respectively, of loans held by Commonwealth for investment and sale. The following table details the components of mortgage servicing rights at the dates indicated.


                                               June 30, 1998           December 31, 1997
                                               -------------           -----------------
                                                          (in thousands)
Purchased Mortgage Servicing Rights                   $1,319                 $1,559

Capitalized Excess Servicing Fees                      3,019                  3,215

Originated Mortgage Servicing Rights                   5,499                  3,265
                                                      ------                 ------
    Total                                             $9,837                 $8,039
                                                      ======                 ======

            DEPOSITS. Deposits increased by $26.2 million, or 2%, to $1.6 billion at June 30, 1998, primarily related to increases in business and supermarket deposits, as well as increases in principal and interest escrows established pursuant to loan servicing agreements. These increases were offset, in part, by a decrease in traditional branch deposits.

            BORROWINGS. The Company's borrowings consist principally of advances from the FHLB and securities sold under agreements to repurchase. FHLB advances increased by $95.0 million, or 45%, to $308.0 million at June 30, 1998, from $213.0 million at December 31, 1997. Repurchase agreements decreased by $33.4 million, or 14%, to $212.7 million at June 30, 1998, from $246.1 million at December 31, 1997. The Company's borrowings are used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business. Dependent upon the funding requirements and interest rate risk considerations, these borrowings are hedged with off-balance-sheet financial instruments.

            ACCRUED INTEREST PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES ("OTHER LIABILITIES"). Other liabilities increased by $13.9 million, or 78%, to $31.7 million at June 30, 1998, from $17.7 million at December 31, 1997, primarily related to an increase in accrued interest payable.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

       REGULATORY CAPITAL REQUIREMENTS.

The following table sets forth the Bank's compliance with applicable regulatory capital requirements at June 30, 1998:

                                                                                                     To Be Well
                                                                              Minimum                Capitalized
                                                                              For Capital            For Prompt
                                                                              Adequacy               Corrective Action
                                            Actual                            Purposes               Provisions
                                 --------------------------------------------------------------------------------------
                                     Ratio          Amount            Ratio          Amount        Ratio         Amount
                                 --------------------------------------------------------------------------------------
(dollars in thousands)

Stockholders' equity,
   and ratio to OTS
   total assets                        7.8%        $  183,126
                                 ----------

Intangible assets                                     (42,409)

Unrealized gain on
   marketable
   securities, net of tax                              (2,142)
                                                     ---------

Tangible capital,
   and ratio to OTS
   adjusted total assets               6.0%        $  138,575         1.5%           $34,554
                                 ----------          =========       -----           =======

Core capital,
   and ratio to OTS
   adjusted total assets               6.0%        $  138,575         4.0%(2)        $92,143        5.0%       $115,179
                                 ----------          =========       -----           =======       ------      ========

Core capital,
   and ratio to OTS
   risk-weighted assets               11.3%        $  138,575                                       6.0%       $ 73,540
                                 ----------          ---------                                     ------      ========

Allowance for loan losses                               9,484
                                                     ---------

Supplementary capital                                   9,484
                                                     ---------

Total risk-based capital,
   and ratio to OTS
   risk-weighted assets (1)           12.1%        $  148,059         8.0%            $98,053      10.0%       $122,566
                                 ----------          ========        -----            =======     -------      ========

OTS total assets                                   $2,348,131
                                                   ==========

OTS adjusted total assets                          $2,303,580
                                                   ==========

OTS risk-weighted assets                           $1,225,664
                                                   ==========

-----------------
(1) Does not reflect the interest rate risk component to the risk-based capital requirement, the effective date of which has been postponed.
(2) Reflects the proposed increase from 3%.

                    Commonwealth Bancorp, Inc. and Subsidiaries
                             Average Balance Report

                                                                            Quarter Ended June 30,
                                         -------------------------------------------   ------------------------------------------
                                                             1998                                          1997
                                         -------------------------------------------   ------------------------------------------
                                                                           Average                                       Average
                                             Average                       Yield /         Average                       Yield /
                                             Balance       Interest        Cost(e)         Balance       Interest        Cost(e)
                                             -------       --------        -------         -------       --------        -------
Interest-earning assets:
Loans receivable(a):
Mortgage loans - residential                $984,516        $17,896           7.29%       $851,782        $16,026         7.55%
Consumer loans                               213,658          4,549           8.54%        173,205          3,908         9.05%
Commercial real estate loans                  77,641          1,730           8.94%         44,522            977         8.80%
Business loans                                43,688            730           6.70%         58,594          1,116         7.64%
                                         -----------       --------         -------    -----------       --------       -------
   Total loans receivable                  1,319,503         24,905           7.57%      1,128,103         22,027         7.83%
                                         -----------       --------         -------    -----------       --------       -------
Mortgage loans held for sale                  96,225          1,622           6.76%         56,466          1,022         7.26%
Mortgage-backed securities                   748,221         12,750           6.83%        815,991         14,246         7.00%
Investment securities                         47,164            609           5.18%         80,634          1,234         6.14%
Other earning assets(b)                       38,653            775           8.04%         26,785            589         8.82%
                                         -----------       --------         -------    -----------       --------       -------
Total interest-earning assets              2,249,766         40,661           7.25%      2,107,979         39,118         7.44%
                                                           --------         -------                      --------       -------
Non- interest-earning assets                 155,594                                       148,569
                                         -----------                                   -----------
  Total assets                            $2,405,360                                    $2,256,548
                                         ===========                                   ===========

Interest-bearing liabilities
 Deposits:
   Demand deposits(c)                       $621,500          3,717           2.40%       $548,707          3,377         2.47%
   Savings deposits                          230,850          1,282           2.23%        254,639          1,397         2.20%
   Certificates of deposit                   724,883          9,950           5.51%        720,300          9,737         5.42%
                                         -----------       --------         -------    -----------       --------       -------
     Total deposits                        1,577,233         14,949           3.80%      1,523,646         14,511         3.82%
                                         -----------       --------         -------    -----------       --------       -------
 Notes payable and other borrowings
   Repurchase agreements                     215,374          3,226           6.01%        246,681          3,634         5.91%
   FHLB Advances                             340,835          4,791           5.64%        216,429          3,059         5.67%
   Other borrowings                                0              0           0.00%              0              0         0.00%
                                         -----------       --------         -------    -----------       --------       -------
     Total borrowings                        556,209          8,017           5.78%        463,110          6,693         5.80%
                                         -----------       --------         -------    -----------       --------       -------
Total interest-bearing liabilities (d)     2,133,442         22,966           4.32%      1,986,756         21,204         4.28%
                                                           --------         -------                      --------       -------
Non- interest-bearing liabilities             61,304                                        55,943
                                         -----------                                   -----------
  Total liabilities                        2,194,746                                     2,042,699
Shareholders' equity                         210,614                                       213,849
                                         -----------                                   -----------
  Total liabilities and equity            $2,405,360                                    $2,256,548
                                         ===========                                   ===========
Net interest-earning assets                 $116,324                                      $121,223
                                         ===========                                   ===========
Net interest income/
 interest rate spread                                       $17,695           2.93%                       $17,914         3.16%
                                                           ========         =======                      ========       =======
Net interest margin                                                           3.15%                                       3.41%
                                                                            =======                                     =======
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                                               105.45%                                     106.10%
                                                                            =======                                     =======




                                                                            Six Months Ended June 30,
                                         ------------------------------------------   -------------------------------------------
                                                            1998                                        1997
                                         ------------------------------------------   -------------------------------------------
                                                                           Average                                      Average
                                            Average                        Yield /       Average                        Yield /
                                            Balance         Interest       Cost(e)       Balance        Interest        Cost(e)
                                            -------         --------       -------       -------        --------        -------
Interest-earning assets:
Loans receivable(a):
Mortgage loans - residential                $965,292        $34,935         7.30%        $844,977       $31,905          7.61%
Consumer loans                               206,055          9,027         8.83%         171,156         7,595          8.95%
Commercial real estate loans                  76,009          3,362         8.92%          41,310         1,818          8.87%
Business loans                                42,923          1,549         7.28%          59,584         2,260          7.65%
                                         -----------       --------       -------     -----------      --------        -------
   Total loans receivable                  1,290,279         48,873         7.64%       1,117,027        43,578          7.87%
                                         -----------       --------       -------     -----------      --------        -------
Mortgage loans held for sale                  82,322          3,037         7.44%          42,195         1,526          7.29%
Mortgage-backed securities                   736,765         25,020         6.85%         805,416        28,067          7.03%
Investment securities                         49,299          1,352         5.53%          71,961         2,248          6.30%
Other earning assets(b)                       33,423          1,458         8.80%          28,929         1,154          8.04%
                                         -----------       --------       -------     -----------      --------        -------
Total interest-earning assets              2,192,088         79,740         7.34%       2,065,528        76,573          7.48%
                                                           --------       -------                      --------        -------
Non- interest-earning assets                 156,198                                      144,432
                                         -----------                                  -----------
  Total assets                            $2,348,286                                   $2,209,960
                                         ===========                                  ===========
Interest-bearing liabilities
 Deposits:
   Demand deposits(c)                       $610,639          7,342         2.42%        $535,903         6,532          2.46%
   Savings deposits                          230,154          2,543         2.23%         257,525         2,816          2.21%
   Certificates of deposit                   732,093         20,008         5.51%         717,186        19,078          5.36%
                                         -----------       --------       -------     -----------      --------        -------
     Total deposits                        1,572,886         29,893         3.83%       1,510,614        28,426          3.79%
                                         -----------       --------       -------     -----------      --------        -------
 Notes payable and other borrowings
   Repurchase agreements                     225,657          6,731         6.02%         231,604         6,805          5.93%
   FHLB Advances                             282,420          7,906         5.65%         200,862         5,580          5.60%
   Other borrowings                                0              0         0.00%               0             0          0.00%
                                         -----------       --------       -------     -----------      --------        -------
     Total borrowings                        508,077         14,637         5.81%         432,466        12,385          5.78%
                                         -----------       --------       -------     -----------      --------        -------
Total interest-bearing liabilities (d)     2,080,963         44,530         4.32%       1,943,080        40,811          4.24%
                                                           --------       -------                      --------        -------
Non- interest-bearing liabilities             53,814                                       48,156
                                         -----------                                  -----------
  Total liabilities                        2,134,777                                    1,991,236
Shareholders' equity                         213,509                                      218,724
                                         -----------                                  -----------
  Total liabilities and equity            $2,348,286                                   $2,209,960
                                         ===========                                  ===========
Net interest-earning assets                 $111,125                                     $122,448
                                         ===========                                  ===========
Net interest income/
 interest rate spread                                       $35,210         3.02%                       $35,762          3.24%
                                                           ========       =======                      ========         =======
Net interest margin                                                         3.24%                                        3.49%
                                                                          =======                                       =======
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                                             105.34%                                      106.30%
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

(e) Annualized

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

   COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED
                           JUNE 30, 1998 AND 1997.

            GENERAL. Net income was $1.5 million, or $0.10 per common share on a diluted basis, in the second quarter of 1998, compared to $3.7 million, or $0.23 per common share, in the second quarter of 1997. A number of items, several of which were nonrecurring in nature, affected the second quarter of 1998 financial results and/or the comparability of such results with the second quarter of 1997, including:

            - A $1.9 million (after-tax) downward valuation adjustment in the second quarter of 1998 relating to an equity investment in a mortgage servicing partnership;

            - A $0.5 million (after-tax) one-time charge in the second quarter of 1998 relating to a policy change in accounting for compensation expense, including commissions on mortgage originations;

            - A $0.5 million (after-tax) net gain on sale of securities in the second quarter of 1998, compared to a $0.1 million (after-tax) net loss in the second quarter of 1997;

            - A $0.3 million (after-tax) reversal of the Bank's pension liability during the second quarter of 1997; and

            - A $0.3 million (after-tax) reversal of a liability relating to a contract with the Company's data processing provider during the second quarter of 1997.

            For the six months ended June 30, 1998, net income was $5.3 million, or $0.34 per common share on a diluted basis, compared to $8.4 million, or $0.51 per common share, for the six months ended June 30, 1997. In addition to the factors affecting the comparison of second quarter results, the decrease in net income for the six months of 1998, compared to the first six months of 1997, was also attributable to a $1.0 million (after-tax) nonrecurring net gain in the first quarter of 1997 relating to the sale of the Company's previous headquarters building and a branch property; a $0.4 million (after-tax) reversal of a deferred tax liability in the first quarter of 1998; and a $0.1 million (after-tax) refund of prior year FDIC premiums received in the first quarter of 1997.

            NET INTEREST INCOME. Net interest income was $17.7 million in the second quarter of 1998, a decrease of 1% compared to $17.9 million in the second quarter of 1997. For the first six months of 1998, net interest income decreased by 2%, to $35.2 million, versus $35.8 million for the comparable period in 1997. The decreases were primarily attributable to a lower net interest margin, offset, in part, by an increase in average interest-earning assets.

            Average interest-earning assets totaled $2.2 billion for both the second quarter and six months ended June 30, 1998. This compared to $2.1 billion for both the second quarter and six months ended June 30, 1997. The increases in interest-earning assets were due primarily to increases in the Company's loan portfolio. Compared to the second quarter of 1997, average mortgage loans increased 16% to $984.5 million, average consumer loans increased 23% to $213.7 million, and average commercial loans increased 18% to $121.3 million in the second quarter of 1998. Average loans represented 84% of average deposits in the second quarter of 1998, compared to 74% in the second quarter of 1997. Relative to the first six months of 1997, average mortgage loans increased 14% to $965.3 million, average consumer loans increased 20% to $206.1 million, and average commercial loans increased 18% to $118.9 million for the six months of 1998. Average loans represented 82% of average deposits for the first six months of 1998, compared to 74% for the first six months of 1997.

            The net interest margin was 3.15% in the second quarter of 1998, compared to 3.41% in the second quarter of 1997. The decrease was primarily attributable to a 0.19% reduction in the yield on interest-earning assets and a 0.04% increase in the cost of interest-bearing liabilities.

            For the six months ended June 30, 1998, the net interest margin was 3.24%, versus 3.49% in the comparable 1997 period. The decrease was primarily attributable to a 0.14% reduction in the yield on interest-earning assets and a 0.08% increase in the cost of interest-bearing liabilities. The decrease in the yield on interest-earning assets for the second quarter and first six months of 1998, relative to the comparable periods in 1997, was primarily attributable to lower market interest rates. The increase in the cost of interest-bearing liabilities for the second quarter and first six months of 1998, relative to the comparable periods in 1997, was primarily attributable to competitive pressures on the cost of certificates of deposit.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

            PROVISION FOR LOAN LOSSES. Provision for loan losses totaled $1.0 million and $1.5 million in the second quarter and six months ended June 30, 1998, respectively. The provision for loan losses totaled $0.3 million and $0.6 million in the second quarter and six months ended June 30, 1997, respectively. At June 30, 1998, the allowance for credit losses totaled $9.5 million, or 0.70% of loans, compared to $9.8 million, or 0.82%, at June 30, 1997, and $9.0 million, or 0.71%, at December 31, 1997.

            NONINTEREST INCOME. Noninterest income totaled $7.4 million in the second quarter of 1998, compared to $4.0 million in the second quarter of 1997. The increase reflected a $1.8 million increase in the net gain on sale of mortgage loans and a $0.9 million increase in the net gain on the sale of securities. The increase in the net gain on sale of mortgage loans was attributable to sharply higher mortgage origination volume, which totaled $270.5 million in the second quarter of 1998, versus $172.0 million in the second quarter of 1997. Also contributing to the increase in noninterest income in the second quarter of 1998 was a $0.5 million increase in deposit fees and a $0.3 million increase in other noninterest income. The increase in deposit fees was primarily attributable to growth in supermarket banking, expansion of Commonwealth's commercial banking activities, and increased ATM fees. The increase in other noninterest income was primarily attributable to earnings from an investment in an insurance product.

            Noninterest income was $13.4 million for the first six months of 1998, compared to $9.3 million for the same 1997 period. The increase reflected a $3.2 million increase in the net gain on sale of mortgage loans and a $1.0 million increase in deposit fees. The increase in the net gain on sale of mortgage loans was attributable to sharply higher mortgage origination volume, which totaled $564.7 million for the first six months of 1998, versus $270.2 million for the first six months of 1997. The increase in deposit fees was primarily attributable to the same factors responsible for the increase in the second quarter of 1998. Also contributing to the increase in noninterest income for the first six months of 1998 was a $0.9 million increase in the net gain on the sale of securities, earnings of $0.4 million from an investment in an insurance product, and a $0.4 million reversal of a deferred tax liability. These increases were partially offset by the effect of a $1.5 million net gain on the sale of the Company's previous headquarters building and the sale of a branch property in the first half of 1997, and a $0.3 million decrease in servicing fees in the first half of 1998.

            NONINTEREST EXPENSE. Noninterest expense was $21.8 million in the second quarter of 1998, compared to $16.1 million in the second quarter of 1997. The increase was primarily attributable to a $2.7 million valuation adjustment in the second quarter of 1998 relating to an equity investment in a mortgage servicing partnership which is experiencing significant prepayments in its mortgage servicing portfolio. Also reflected in the increase in noninterest expense in the second quarter of 1998 was a $0.8 million one-time charge related to a policy change in accounting for compensation expense, including commissions on mortgage originations given the substantial increase in volumes. The increase in noninterest expense was also due to the $0.4 million reversal of the Bank's pension liability, and the $0.4 million reversal of a liability relating to a contract with the Company's data processing provider during the second quarter of 1997. In addition to the above items, the increase was attributable to higher commission expenses relating to growth in mortgage originations, as well as an increase in expenses relating to supermarket banking, commercial banking, and certain benefit plans.

            Noninterest expense was $39.2 million for the six months ended June 30, 1998, compared to $31.8 million for the same period in 1997. The increase was primarily attributable to the same factors responsible for the increase in the second quarter of 1998, as well as a $0.2 million refund of prior year FDIC premiums received in the first quarter of 1997. Partially offsetting these increases was a $0.3 million decrease in the amortization of intangible assets.

            PROVISION FOR INCOME TAXES. Provision for income taxes was $0.8 million, or 34% of income before income taxes in the second quarter of 1998, compared to $1.8 million, or 33%, in the second quarter of 1997. For the first six months of 1998, provision for income taxes was $2.6 million, or 32% of income before income taxes, compared to $4.3 million, or 34%, in the first six months of 1997. The decrease in the income tax rate for the first six months of 1998 was primarily attributable to low income housing tax credits and the reversal of a deferred tax valuation allowance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.

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

Item 4.     Submission of Matters to a Vote of Security Holders

            The Company held its Annual Meeting of Stockholders on April 21, 1998. The results of the vote on matters submitted to stockholders at the meeting were previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

Item 5.     Other Information

            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

            a) Not applicable.

            b) On April 3, 1998, the Company filed a Current Report on Form 8-K to report under Item 5, the repurchase of up to 0.8 million shares, or approximately 5%, of the outstanding common stock of the Company. On April 6, 1998, the Company filed a Current Report on Form 8-K to report under Item 5, the acquisition of selected assets of Edmunds Financial Corporation d/b/a Service First Mortgage, a mortgage company headquartered in Annandale, Virginia. On April 22, 1998, the Company filed a Current Report on Form 8-K to report under
Item 5, its earnings for the first quarter of 1998. On June 11, 1998, the Company filed a Current Report on Form 8-K to report under Item 5, its completion of the stock repurchase program. On June 23, 1998, the Company filed a Current Report on Form 8-K to report under Item 5, its commencement of the stock repurchase program and its declared cash dividend. On July 22, 1998, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the second quarter of 1998.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COMMONWEALTH BANCORP, INC.


DATE: August 4, 1998           /s/ Charles H. Meacham
                               ----------------------
                               Charles H. Meacham
                               Chairman and Chief Executive Officer
                               (Principal Executive Officer)


DATE: August 4, 1998           /s/ Charles M. Johnston
                               -----------------------
                               Charles M. Johnston
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)