Form 10-Q
period 1998-09-30
COMMONWEALTH BANCORP INC
filed 1998-11-13
CIK 1005126

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended................................September 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from.................... to .................
         Commission File No..............................................0-27942

                           Commonwealth Bancorp, Inc.
         ----------------------------------------------------------------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 6, 1998, there were 18,053,209 issued and 14,720,302 outstanding shares of the Registrant's Common Stock.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                               TABLE OF CONTENTS

    Item                                                                                               Page
    No.                                                                                                No.
    ---                                                                                                ---
             PART I - CONSOLIDATED FINANCIAL INFORMATION

     1       Consolidated Financial Statements

             Consolidated Balance Sheets at September 30, 1998 and December 31, 1997                    3

             Consolidated Statements of Income for the Quarter and Nine Month
              Periods Ended September 30, 1998 and 1997                                                 4

             Consolidated Statements of Changes in Shareholders' Equity for the Nine Month
              Periods Ended September 30, 1998 and 1997                                                 5

             Consolidated Statements of Cash Flows for the Nine Month
              Periods Ended September 30, 1998 and 1997                                                 6

             Notes to Consolidated Financial Statements                                                 8

     2       Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                12

     3       Quantitative and Qualitative Disclosures about Market Risk                                 25

             PART II - OTHER INFORMATION

     1       Legal Proceedings                                                                          26

     2       Changes in Securities                                                                      26

     3       Default Upon Senior Securities                                                             26

     4       Submission of Matters to a Vote of  Security Holders                                       26

     5       Other Information                                                                          26

     6       Exhibits and Reports on Form 8-K                                                           26

                  Commonwealth Bancorp, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                  September 30,     December 31,
                                                                       1998             1997
                                                                  -------------     ------------
Assets:                                                            (Unaudited)
Cash and due from banks                                                $44,687          $43,251
Interest-bearing deposits                                                 -               4,391
Short-term investments available for sale                                5,174            6,296
Mortgage loans held for sale                                            69,202           37,574
Investment securities
   Securities available for sale (cost of $32,348
     and $50,428, respectively), at market value                        32,564           51,326
Mortgage-backed securities
   Securities held to maturity (market value of $149,856
     and $199,048, respectively), at cost                              147,841          196,213
   Securities available for sale (cost of $472,652
     and $534,573, respectively), at market value                      477,514          539,078
Loans receivable, net                                                1,370,419        1,260,841
Accrued interest receivable, net                                        12,511           13,271
FHLB stock, at cost                                                     18,400           14,175
Premises and equipment, net                                             16,984           18,590
Intangible assets                                                       41,120           45,244
Mortgage servicing rights                                                9,217            8,039
Other assets, including net deferred taxes of $1,277
   and $482, respectively                                               32,092           30,306
                                                                  -------------     ------------
           Total assets                                             $2,277,725       $2,268,595
                                                                  =============     ============

Liabilities:
  Deposits                                                          $1,529,391       $1,552,824
  Notes payable and other borrowings:
     Secured notes due to Federal Home Loan Bank of Pittsburgh         323,000          213,000
     Securities sold under agreements to repurchase                    176,133          246,099
  Advances from borrowers for taxes and insurance                       17,583           24,071
  Accrued interest payable, accrued expenses and other
     liabilities                                                        40,735           17,749
                                                                  -------------     ------------
           Total liabilities                                         2,086,842        2,053,743
                                                                  -------------     ------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.10 par value; 5,000,000 shares
     authorized; none issued                                              -                -
  Common stock, $0.10 par value; 30,000,000 shares authorized;
      18,046,412 shares issued and 14,763,505 outstanding at
        September 30, 1998;
      17,998,736 shares issued and 16,247,136 outstanding at
        December 31, 1997                                                1,805            1,800
  Additional paid-in capital                                           135,063          133,541
  Retained earnings                                                    122,100          117,582
  Unearned stock benefit plan compensation                             (11,151)         (12,900)
  Unrealized gain on marketable securities, net                          3,300            3,512
  Treasury stock, at cost; 3,282,907 and 1,751,600
     shares                                                            (60,234)         (28,683)
                                                                  -------------     ------------
           Total shareholders' equity                                  190,883          214,852
                                                                  -------------     ------------
           Total liabilities and shareholders' equity               $2,277,725       $2,268,595
                                                                  =============     ============


The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                       Consolidated Statements of Income
                      (in thousands, except share amounts)



                                                                        For the Quarter               For the Nine Months
                                                                      Ended September 30,             Ended September 30,
                                                                      1998           1997            1998              1997
                                                                -------------  -------------      --------------  ------------
                                                                          (Unaudited)                     (Unaudited)
Interest income:
  Interest on loans                                                  $27,346        $24,274             $79,256       $69,378
  Interest and dividends on deposits and money
     market investments                                                  511            436               1,969         1,590
  Interest on investment securities                                      497            966               1,849         3,214
  Interest on mortgage-backed securities                              11,517         13,861              36,537        41,928
                                                                -------------  -------------      --------------  ------------
                  Total interest income                               39,871         39,537             119,611       116,110

Interest expense:
  Interest on deposits                                                14,827         14,942              44,720        43,368
  Interest on notes payable and other borrowings                       7,242          6,971              21,879        19,356
                                                                -------------  -------------      --------------  ------------
                  Total interest expense                              22,069         21,913              66,599        62,724
                                                                -------------  -------------      --------------  ------------
                  Net interest income                                 17,802         17,624              53,012        53,386

Provision for loan losses                                              1,000            300               2,500           900
                                                                -------------  -------------      --------------  ------------
                  Net interest income after provisions for
                    loan losses                                       16,802         17,324              50,512        52,486

Noninterest income:
  Deposit fees and related income                                      2,232          2,076               6,558         5,373
  Servicing fees                                                         629          1,468               2,703         3,794
  Net gain on sale of mortgage loans                                   2,709          1,666               7,546         3,298
  Net gain (loss) on sale of securities                                  298             -                  985          (175)

  Other                                                                  603            483               2,064         2,732
                                                                -------------  -------------      --------------  ------------
                  Total noninterest income                             6,471          5,693              19,856        15,022
                                                                -------------  -------------      --------------  ------------
Noninterest expense:
  Compensation and employee benefits                                   9,230          8,679              28,349        24,500
  Occupancy and office operations                                      2,701          2,613               7,870         7,634
  FDIC premium                                                           196            191                 584           357
  Advertising and promotion                                              694            501               1,673         1,383
  Amortization of intangible assets                                    1,290          1,417               4,124         4,573
  Valuation adjustment relating to an equity investment in a
     mortgage servicing partnership                                      750             -                3,483            -
  Other                                                                4,318          3,631              12,315        10,427
                                                                -------------  -------------      --------------  ------------
                  Total noninterest expense                           19,179         17,032              58,398        48,874
                                                                -------------  -------------      --------------  ------------
                  Income before income taxes                           4,094          5,985              11,970        18,634

Income tax provision                                                   1,392          1,984               3,947         6,283
                                                                -------------  -------------      --------------  ------------
Net income                                                            $2,702         $4,001              $8,023       $12,351
                                                                =============  =============      ==============  ============
Basic weighted average number of shares outstanding               13,981,578     15,369,978          14,538,500    15,703,526
                                                                =============  =============      ==============  ============
Basic earnings per share                                               $0.19          $0.26               $0.55         $0.79
                                                                =============  =============      ==============  ============
Diluted weighted average number of shares outstanding             14,561,792     15,968,267          15,206,110    16,195,633
                                                                =============  =============      ==============  ============
Diluted earnings per share                                             $0.19          $0.25               $0.53         $0.76
                                                                =============  =============      ==============  ============


The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                 (in thousands)
                                  (Unaudited)



                                                  Common             Additional
                                                  Shares    Common    Paid-In    Retained
                                               Outstanding  Stock     Capital    Earnings
-------------------------------------------------------------------------------------------
Fiscal 1997
-----------
Balance at December 31, 1996                        17,954   $1,795   $132,931   $105,577

  Net income                                                                       12,351
  Dividends                                                                        (3,276)
  Release of ESOP shares  (a)                                              548
  Amortization of unearned compensation
  Exercise of stock options                             83        9        391
  Cash in lieu of fractional shares                     (2)                (21)
  Stock retired                                        (40)      (4)      (613)
  Increase in unrealized gain on marketable
    securities, net of tax
  Common stock acquired by stock benefit plans
  Purchase of Treasury stock                        (1,752)

                                               --------------------------------------------
Balance at September 30, 1997                       16,243   $1,800   $133,236   $114,652
                                               ============================================

Fiscal 1998
-----------
Balance at December 31, 1997                        16,247   $1,800   $133,541   $117,582

  Net income                                                                        8,023
  Dividends                                                                        (3,505)
  Release of ESOP shares  (a)                                              930
  Amortization of unearned compensation
  Exercise of stock options                             48        5        263
  Decrease in unrealized gain on marketable
    securities, net of tax
  Purchase of Treasury stock                        (1,531)
  Tax benefit on employee stock plans                                      329

                                               --------------------------------------------
Balance at September 30, 1998                       14,764   $1,805   $135,063   $122,100
                                               ============================================



                                                Unearned      Unrealized
                                                  Stock       Gain/(Loss)
                                               Benefit Plan  On Marketable  Treasury
                                               Compensation  Securities,net  Stock       Total
-------------------------------------------------------------------------------------------------
Fiscal 1997
-----------
Balance at December 31, 1996                    ($10,510)            $2,131   $  -      $231,924

  Net income                                                                              12,351
  Dividends                                                                               (3,276)
  Release of ESOP shares  (a)                        691                                   1,239
  Amortization of unearned compensation              995                                     995
  Exercise of stock options                                                                  400
  Cash in lieu of fractional shares                                                          (21)
  Stock retired                                                                             (617)
  Increase in unrealized gain on marketable
    securities, net of tax                                            1,666                1,666
  Common stock acquired by stock benefit plans    (4,495)                                 (4,495)
  Purchase of Treasury stock                                                 (28,683)    (28,683)

                                               --------------------------------------------------
Balance at September 30, 1997                   ($13,319)            $3,797 ($28,683)   $211,483
                                               ==================================================

Fiscal 1998
-----------
Balance at December 31, 1997                    ($12,900)            $3,512 ($28,683)   $214,852

  Net income                                                                               8,023
  Dividends                                                                               (3,505)
  Release of ESOP shares  (a)                        690                                   1,620
  Amortization of unearned compensation            1,059                                   1,059
  Exercise of stock options                                                                  268
  Decrease in unrealized gain on marketable
    securities, net of tax                                             (212)                (212)
  Purchase of Treasury stock                                                 (31,551)    (31,551)
  Tax benefit on employee stock plans                                                        329

                                               --------------------------------------------------
Balance at September 30, 1998                   ($11,151)            $3,300 ($60,234)   $190,883
                                               ==================================================

----------------------------------------------------
      (a) Shares totaling 78,702 were released during the nine month periods ended September 30, 1998 and 1997.






The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                         For the Nine Months
                                                                                         Ended September 30,
                                                                                        1998            1997
                                                                                   -------------    -------------
                                                                                             (Unaudited)
Operating activities:
   Net income                                                                            $8,023          $12,351
   Adjustments to reconcile net income to net cash
    (used in) provided by operating activities-
      Proceeds from loans sold to others                                                474,776          218,294
      Loans originated for sale                                                        (362,032)        (207,390)
      Purchases of loans held for sale                                                 (140,602)         (37,383)
      Principal collection on mortgage loans held for sale                                  652              384
      Net gain on sale of mortgage loans                                                 (7,546)          (3,298)
      Increase in net deferred loan fees                                                    484              126
      Provision for loan losses and foreclosed real estate                                2,573              965
      (Gain) loss on sale of investment securities                                         (985)             175
      Valuation adjustment on an equity investment                                        3,540              -
      Net gain on sale of assets                                                              -           (1,531)
      Depreciation and amortization                                                       2,605            2,341
      Net amortization of other assets and liabilities                                    7,810            7,604
      Interest reinvested on repurchase agreements                                       (9,337)          (9,932)
      Changes in assets and liabilities-
         Decrease (increase) in-
          Accrued interest receivable, net                                                  760             (922)
          Deferred income taxes                                                            (795)             780
          Other assets                                                                   (3,062)          (7,093)
         Increase in-
          Advances from borrowers for taxes and insurance                                (6,488)          (7,039)
          Accrued interest payable, accrued expenses and other liabilities               22,986           22,549
                                                                                   -------------    -------------
            Net cash used in operating activities                                       ($6,638)         ($9,019)
                                                                                   -------------    -------------

                                                                     (continued)












The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                      1998            1997
                                                                                   -------------    -------------
                                                                                            (Unaudited)
Investing activities:
   Proceeds from sale of investment securities                                           $6,704       $      -
   Proceeds from maturities of investment securities                                     30,000           38,000
   Purchases of investment securities                                                   (20,000)         (39,402)
   Proceeds from sale of mortgage-backed securities                                          -            41,770
   Proceeds from call of mortgage-backed securities                                      30,000              -
   Purchases of mortgage-backed securities                                             (156,958)        (174,616)
   Principal collected on mortgage-backed securities                                    237,251          114,249
   Principal collected on loans                                                         332,079          169,153
   Loans originated                                                                    (299,033)        (156,795)
   Loans purchased                                                                     (144,216)        (132,431)
   Sales of real estate acquired through foreclosure                                        956            1,134
   Purchase of FHLB Stock                                                                (4,225)          (3,016)
   Purchases of premises and equipment                                                   (1,191)          (5,473)
   Proceeds from sales of assets                                                             44           11,145
                                                                                   -------------    -------------
         Net cash provided by (used in) investing activities                             11,411         (136,282)
                                                                                   -------------    -------------
Financing activities:
   Net (decrease) increase in deposits                                                  (23,433)          37,064
   Proceeds from notes payable and other borrowings                                     722,372          324,815
   Repayment of notes payable and other borrowings                                     (673,001)        (188,880)
   Net purchase of common stock                                                         (31,283)         (33,416)
   Cash dividends paid                                                                   (3,505)          (3,274)
                                                                                   -------------    -------------
         Net cash (used in) provided by financing activities                             (8,850)         136,309
                                                                                   -------------    -------------
         Net decrease in cash and cash equivalents                                       (4,077)          (8,992)
Cash and cash equivalents at beginning of period                                         53,938           60,102
                                                                                   -------------    -------------
Cash and cash equivalents at end of period                                              $49,861          $51,110
                                                                                   =============    =============

Supplemental disclosures of cash flow information:
   Cash paid during the year for-
       Interest                                                                         $52,649          $49,088
                                                                                   =============    =============
       Income taxes                                                                      $3,050           $6,925
                                                                                   =============    =============








The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Commonwealth Bancorp, Inc.'s ("Commonwealth" or the "Company") financial condition as of September 30, 1998 and the results of operations, changes in shareholders' equity, and cash flows for the periods presented.

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

3.       Shareholders' Equity

         On September 9, 1998, the Board of Directors declared a $0.08 per share cash dividend for the quarter ended September 30, 1998, which was made payable to shareholders of record at the close of business on September 25, 1998. This dividend was paid on October 9, 1998.

         During the third quarter and first nine months of 1998, the Company purchased 0.7 million and 1.5 million shares of its common stock, representing purchases of $12.3 million and $31.6 million, respectively. This compared to purchases of 0.9 million and 1.8 million shares, representing purchases of $14.9 million and $28.7 million, respectively, in the third quarter and first nine months of 1997. The repurchased shares were held as treasury stock at September 30, 1998 and are reserved for general corporate purposes and/or issuance pursuant to the Company's stock option plans.

         At September 30, 1998, shareholders' equity represented 8.4% of assets, compared to 9.3% at September 30, 1997 and 9.5% at December 31, 1997.

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

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. This statement is effective for fiscal years beginning after December 15, 1997, and need not be applied to interim statements in the initial year of application. SFAS No. 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on product and services, geography, legal structure, management structure - any manner in which management disaggregates a company. The management approach replaces the notion of industry and geographic segments in current FASB standards. The Company intends to report information on two segments as a result of the adoption of SFAS No. 131, the Banking Operations and the Mortgage Operations.

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

                                                                      For the Quarter Ended September 30,
                                                                      -----------------------------------

                                                                         1998                      1997
                                                                        -----                     -----
Basic weighted average number of common shares outstanding            13,981,578               15,369,978

Effect of diluted securities:
    Stock options                                                        452,602                  451,429
    Recognition Plan stock                                               127,612                  146,860
                                                                         -------                  -------

Diluted weighted average number of common shares outstanding          14,561,792               15,968,267
                                                                      ==========               ==========

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  For the Nine Months Ended September 30,
                                                                                  ---------------------------------------

                                                                                  1998                             1997
                                                                                 -----                            -----
Basic weighted average number of common shares outstanding                    14,538,500                       15,703,526

Effect of diluted securities:
    Stock options                                                                540,899                          384,573
    Recognition Plan stock                                                       126,711                          107,534
                                                                                 -------                          -------

Diluted weighted average number of common shares outstanding                  15,206,110                       16,195,633
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

         Basic EPS was $0.19 per share for the quarter ended September 30, 1998, compared to $0.26 per share for the quarter ended September 30, 1997. Diluted EPS was $0.19 per share for the quarter ended September 30, 1998, compared to $0.25 per share for the quarter ended September 30, 1997.

         Basic EPS was $0.55 per share for the nine months ended September 30, 1998, compared to $0.79 per share for the nine months ended September 30, 1997. Diluted EPS was $0.53 per share for the nine months ended September 30, 1998, compared to $0.76 per share for the nine months ended September 30, 1997.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         6.      Comprehensive Income

         SFAS No. 130, "Reporting Comprehensive Income" was issued in July 1997. The Company adopted SFAS No. 130 on January 1, 1998, as required. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components. The main objective of the statement is to report a measure of all changes in equity that result from transactions and other economic events of the period other than transactions with owners. Such components of total comprehensive income for the Company are net income and unrealized gains or losses on marketable securities, net of tax, as follows:

                                                                             For the Quarter Ended September 30,
                                                                             -----------------------------------

                                                                              1998                      1997
                                                                             -----                     -----
                                                                                      (in thousands)
Net income                                                                   $2,702                    $4,001


Unrealized gain on marketable securities, net of tax                            950                     2,286
                                                                             ------                    ------

Comprehensive income                                                         $3,652                    $6,287
                                                                             ======                    ======

                                                                             For the Nine Months Ended September 30,
                                                                             ---------------------------------------

                                                                              1998                      1997
                                                                             -----                     -----
                                                                                      (in thousands)
Net income                                                                   $8,023                   $12,351

Unrealized (loss) gain on marketable securities, net of tax                    (212)                    1,666
                                                                             -------                  -------

Comprehensive income                                                         $7,811                   $14,017
                                                                            ========                  =======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         When used in this Form 10-Q, or in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

         GENERAL. The Company is a Pennsylvania corporation which is the holding company for the Bank. Commonwealth Bank is a federally chartered stock savings bank, primarily regulated by the Office of Thrift Supervision ("OTS"). The Bank conducts business from its executive offices in Norristown, Pennsylvania and, as of September 30, 1998, 58 full-service offices located in southeast Pennsylvania. ComNet Mortgage Services, a division of the Bank, also located in Norristown, conducts business through loan origination offices located in Pennsylvania, Connecticut, New Jersey, Rhode Island, and Virginia, and operates under the trade name of Homestead Mortgage in Maryland. ComNet also conducts business through its wholesale network, which includes correspondents in 29 states.

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

         YEAR 2000. Commonwealth initiated an extensive review in 1997 of operations that could be impacted by Year 2000 non-compliant computer systems and microprocessors. An inventory of over 175 computer systems, outside service providers, security systems, HVAC systems and power systems was compiled and has been reviewed for risk of non-compliance. The Company's core processing systems are outsourced with outside service providers. Throughout 1998, Commonwealth has worked with these service providers to confirm that action plans are in place to ensure Year 2000 compliance. Testing efforts were organized and completed to validate compliance of core systems and the related key interfaces. Currently it is believed all of Commonwealth's core systems are fully compliant and are being used to support daily business operations.

         Commonwealth continues to work with its technology partners and secondary service providers to ensure that low impact business components are also fully compliant. Action plans are in place to upgrade equipment and software systems where necessary. Total expenditures for Year 2000 compliance are estimated to be less than $0.25 million and will be charged to expense during the fourth quarter of 1998.

         Additionally, Commonwealth has been proactive in assessing the Year 2000 readiness of our larger deposit and loan customers. An initial assessment has been made of existing customers and ongoing monitoring processes are in place to assess Commonwealth's exposure to customer non-compliance with Year 2000 in order to minimize its impact. Presently, management has not become aware of non-compliance conditions which materially expose the Company. Processes are also in place to evaluate the Year 2000 readiness of new customers.

         Although Commonwealth believes its Year 2000 program is adequate to address the Year 2000 issue, there can be no assurance to that effect. The Company will implement its existing Business Resumption Plan in the event of non-compliance with Year 2000.

FINANCIAL CONDITION

         GENERAL. Total assets were $2.3 billion at both December 31, 1997 and September 30, 1998. Increases in the Company's loans receivable and mortgage loans held for sale were offset by decreases in mortgage-backed securities and investment securities. Total liabilities were 2.1 billion at both December 31, 1997 and September 30, 1998. Increases in notes payable and other borrowings, accrued interest payable, accrued expenses and other liabilities were offset by decreases in deposits and advances from borrowers for taxes and insurance. Shareholders' equity as of September 30, 1998, equaled $190.9 million, compared to $214.9 million at December 31, 1997. This $24.0 million, or 11%, decrease was primarily the result of the $31.6 million purchase of 1.5 million shares of treasury stock, offset, in part, by a $4.5 million, or 4%, increase in retained earnings during the first nine months of 1998.

         CASH, INTEREST-BEARING DEPOSITS, AND SHORT-TERM INVESTMENTS ("CASH AND CASH EQUIVALENTS"). Cash and cash equivalents decreased by $4.1 million, or 8%, from $53.9 million at December 31, 1997, to $49.9 million at September 30, 1998. The decrease was primarily related to the investment of excess liquidity in loans receivable and mortgage loans held for sale.

         MORTGAGE LOANS HELD FOR SALE. Mortgage loans held for sale increased by $31.6 million, or 84%, from $37.6 million at December 31, 1997, to $69.2 million at September 30, 1998. The increase was attributable to an increase in loans originated during September 1998, primarily as a result of the current low interest rate environment.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

         INVESTMENT SECURITIES. Investment securities decreased by $18.8 million, or 37%, from $51.3 million at December 31, 1997 to $32.6 million at September 30, 1998. The decrease was primarily attributable to the maturity of U.S. Treasury and U.S. Government agency securities, the recording of a valuation adjustment relating to an equity investment in a mortgage servicing limited partnership, and the sale of a mortgage security mutual fund and certain equity investments. These decreases were offset, in part, by the purchase of corporate bonds. Investments in debt and equity securities at September 30, 1998 and December 31, 1997 were as follows:

                                                                September 30, 1998
                                    ---------------------------------------------------------------------------
                                         Amortized          Unrealized           Unrealized         Market
                                            Cost               Gains               Losses            Value
                                    ---------------------------------------------------------------------------
                                                                     (in thousands)
 Available for sale:
   Corporate Bonds                           $ 19,997               $ 205                 $ -        $20,202
   U.S. Treasury and U.S.
     Government agency securities               9,997                  28                   -         10,025
   Mortgage Servicing Partnership               1,750                   -                   -          1,750
   Other Equity Investments                       604                   -                   17           587
                                    ---------------------------------------------------------------------------
                    Total                    $ 32,348               $ 233                 $ 17      $ 32,564
                                    ===========================================================================

                                                                 December 31, 1997

                                    ---------------------------------------------------------------------------
                                         Amortized          Unrealized           Unrealized         Market
                                            Cost               Gains               Losses            Value
                                    ---------------------------------------------------------------------------
                                                                    (in thousands)

 Available for sale:
   U.S. Treasury and U.S.
     Government agency securities            $ 39,980              $   61              $    -       $ 40,041
   Mortgage Security Mutual Fund                2,373                  31                   -          2,404
   Mortgage Servicing Partnership               4,819                   -                   -          4,819
   Other Equity Investments                     3,256                 806                   -          4,062
                                    ---------------------------------------------------------------------------
                    Total                    $ 50,428               $ 898               $   -       $ 51,326
                                    ===========================================================================

         Investment securities classified as held to maturity are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security pursuant to the level-yield method. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity. There were no investment securities classified as held to maturity at September 30, 1998 and December 31, 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


         MORTGAGE-BACKED SECURITIES. Mortgage-backed securities decreased by $109.9 million, or 15%, from $735.3 million at December 31, 1997 to $625.4 million at September 30, 1998. The decrease in mortgage-backed securities during the first nine months of 1998 was related to repayments and prepayments and the $30 million call of mortgage-backed securities during the first quarter of 1998. The decrease was offset, in part, by a strategy to enhance the Company's net interest income through the purchase of mortgage-backed securities funded through Federal Home Loan Bank ("FHLB") advances.

         Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees related to the securities, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company. At September 30, 1998 and December 31, 1997, $361.5 million, or 58%, and $479.4 million, or 65%, respectively, of the Company's mortgage-backed securities were insured or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Federal National Mortgage Association ("FNMA"). As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the GNMA, FHLMC, or the FNMA, and serve to further diversity the Company's mortgage-backed securities portfolio. At September 30, 1998 and December 31, 1997, $263.9 million, or 42%, and $255.9 million, or 35%, respectively, of the Company's mortgage-backed securities were private mortgage-backed securities. The following table sets forth the Company's mortgage-backed securities portfolio at the dates indicated.

                                                                 September 30, 1998
                                    -------------------------------------------------------------------------

                                         Amortized          Unrealized         Unrealized         Market
                                            Cost               Gains             Losses            Value
                                    -------------------------------------------------------------------------
                                                                   (in thousands)
 Held to maturity:

   GNMA                                    $ 56,499                $1,413            $  86          $ 57,826

   FHLMC                                     32,896                   239              200            32,935

   FNMA                                      54,155                   670               21            54,804

   Private                                    4,291                     -                -             4,291

                                    -------------------------------------------------------------------------

                Total                      $147,841                $2,322            $ 307          $149,856
                                    =========================================================================

 Available for sale:

   GNMA                                    $ 14,330                $  576            $   -          $ 14,906

   FHLMC                                     74,485                 2,327               13            76,799

   FNMA                                      75,712                   936              348            76,300

   CMO and REMIC                            308,125                 1,595              211           309,509

                                    -------------------------------------------------------------------------

             Total                         $472,652                $5,434             $572          $477,514
                                    =========================================================================

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

                                                                 December 31, 1997
                                    -------------------------------------------------------------------------

                                         Amortized          Unrealized         Unrealized         Market
                                            Cost               Gains             Losses            Value
                                    -------------------------------------------------------------------------
                                                                   (in thousands)
 Held to maturity:

   GNMA                                      $ 74,677              $2,251            $ 174          $ 76,754

   FHLMC                                       43,256                 485                -            43,741

   FNMA                                        72,970                 506              233            73,243

   Private                                      5,310                   -                -             5,310
                                    -------------------------------------------------------------------------
                Total                        $196,213              $3,242            $ 407          $199,048
                                    =========================================================================

 Available for sale:

   GNMA                                      $ 16,572              $  560            $  16          $ 17,116

   FHLMC                                       98,092               2,682               26           100,748

   FNMA                                        81,531                 865              388            82,008

   CMO and REMIC                              338,378               1,589              761           339,206
                                    -------------------------------------------------------------------------
              Total                          $534,573              $5,696           $1,191          $539,078
                                    =========================================================================

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


         LOANS RECEIVABLE. Loans receivable, net of reserves and unamortized premiums and unaccreted discounts, increased by $109.6 million, or 9%, during the first nine months of 1998 to $1.4 billion at September 30, 1998. The following table depicts the composition of the Company's loan portfolio at the dates indicated.

                                                    September  30,                      December 31,
                                                         1998                               1997
                                           --------------------------------   -------------------------------
                                                                  % of                               % of
                                                Amount            Total            Amount            Total
                                                ------          --------           ------          --------
                                                                 (dollars in thousands)

 Mortgage loans - Residential (1)            $1,017,210             73.68%      $  958,542            75.51%
 Consumer loans:
   Equity lines of credit                        36,366              2.64           41,592             3.28
   Second mortgage                              122,495              8.87           98,934             7.79
   Recreational vehicles                         37,405              2.71           22,182             1.75
   Other                                         37,276              2.70           32,085             2.53
                                              ---------           -------       ----------         --------
     Total consumer loans                       233,542             16.92          194,793            15.35
 Commercial loans:
   Small Business Administration Loans (2)       15,257              1.11           20,016             1.58
   Commercial real estate                        81,447              5.90           71,508             5.63
   Business loans                                33,029              2.39           24,456             1.93
                                              ---------            ------       ----------           ------
     Total commercial loans                     129,733              9.40          115,980             9.14
                                              ---------            ------       ----------           ------
     Total loans receivable                   1,380,485            100.00%       1,269,315           100.00%
                                              ---------            =======       ---------           =======
 Less:
   Net premium on loans purchased                (3,018)                            (3,559)
   Allowance for loan losses                      9,543                              9,024
   Deferred loan fees                             3,541                              3,009
                                              ---------                          ---------
 Loans receivable, net                       $1,370,419                         $1,260,841
                                             ==========                         ==========

------------------------------

(1) At September 30, 1998 and December 31, 1997, $465.2 million, or 46%, and $613.6 million, or 64%, respectively, of the Company's residential mortgage loans had adjustable interest rates.
(2) Consists entirely of loans (or securities backed by loans) which are guaranteed by the U.S. Government, with the majority adjusting monthly or quarterly. All such loans or securities were purchased by the Company.

         Total mortgage loans originated and purchased for the nine months ended September 30, 1998, increased by $375.2 million, or 89%, from $421.9 million for the nine months ended September 30, 1997 to $797.1 million for the nine months ended September 30, 1998. The $375.2 million increase in mortgage originations was the result of increases in retail and wholesale residential mortgage originations. Closed loans relating to Commonwealth's retail network totaled $531.7 million during the nine months ended September 30, 1998, an increase of 88% compared to $282.5 million for the nine months ended September 30, 1997. Commonwealth's Wholesale Lending Department originates loans through a network of correspondent brokers in 29 states. All loans are underwritten using the same criteria as those used for retail originations. Closed loans relating to Commonwealth's wholesale network totaled $265.4 million during the nine months ended September 30, 1998, an increase of 90% compared to $139.5 million for the nine months ended September 30, 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


         Consumer loans increased by $38.7 million, or 20%, from $194.8 million at December 31, 1997, to $233.5 million at September 30, 1998. At September 30, 1998, consumer loans represented 17% of the Company's loan portfolio and were comprised of $36.4 million of equity lines of credit, $122.5 million of second mortgage loans, $37.4 million of recreational vehicle loans, and $37.3 million of other consumer loans. At December 31, 1997, consumer loans represented 15% of total loans and were comprised of $41.6 million of equity lines of credit, $98.9 million of second mortgage loans, $22.2 million of recreational vehicle loans, and $32.1 million of other consumer loans.

         As of September 30, 1998, commercial loans, exclusive of loans guaranteed by the Small Business Administration ("SBA"), totaled $114.5 million, or 8%, of the Company's total loan portfolio, as compared to $96.0 million, or 8%, at December 31, 1997. At September 30, 1998, commercial loans (other than SBA loans) were comprised of $81.4 million of commercial real estate loans and $33.0 million of business loans. At December 31, 1997, commercial loans (other than SBA loans) were comprised of $71.5 million of commercial real estate loans and $24.5 million of business loans. Commercial loans are generally considered to have a greater risk than residential mortgage loans because the risk of borrower default is greater, and the collateral is more likely to decline in value and may be more difficult to liquidate than single-family residences.

         NONPERFORMING ASSETS. The Company's nonperforming assets, which principally consist of nonaccrual loans and real estate acquired through foreclosure, increased by $0.9 million, or 9%, from $9.6 million at December 31, 1997, to $10.5 million at September 30, 1998. At September 30, 1998, the Company's $10.5 million of nonperforming assets amounted to 0.46% of total assets. At December 31, 1997, the Company's $9.6 million of nonperforming assets amounted to 0.42% of total assets. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.

                                               September 30, 1998               December 31, 1997
                                               ------------------               -------------------

                                                              (dollars in thousands)
 Mortgage loans                                       $ 5,574                   $5,269
 Consumer loans                                         1,938                    1,324
 Commercial loans (1)                                   2,150                    2,345
                                                        -----                    -----
   Total nonperforming loans                            9,662                    8,938
 Real estate owned, net                                   788                      626
                                                        -----                    -----
   Total nonperforming assets (1)                     $10,450                   $9,564
                                                       ======                    =====
 Nonperforming loans to total loans held for
   investment (1)                                       0.70%                    0.70%
                                                        ====                     ====
 Total nonperforming assets to total assets (1)         0.46%                    0.42%
                                                        ====                     ====

-----------------

(1) Does not include nonperforming commercial loans which are fully guaranteed as to principal and interest by the U.S. Government, which amounted to $0.5 million and $1.1 million at September 30, 1998 and December 31, 1997, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

         ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $9.5 million at September 30, 1998, compared to $9.0 million at December 31, 1997. It is management's policy to maintain an allowance for estimated loan losses based upon an assessment of prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectability of the loan portfolio. At September 30, 1998, the Company's allowance for loan losses amounted to 99% of total nonperforming loans and 0.69% of total loans held for investment, as compared to 101% of total nonperforming loans and 0.71% of total loans held for investment at December 31, 1997. The Company utilizes these percentages as only one of the factors in assessing the adequacy of the allowance for loan losses at various points in time. The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.


                                               For the Nine Months Ended September 30,
                                     -----------------------------------------------------------
                                                      1998               1997
                                                     ------             ------
                                                       (dollars in thousands)

Allowance at beginning of period                   $9,024                 $ 9,971
Provision for loan losses                           2,500                     900
Charge-offs:
  Mortgage loans                                    (371)                   (425)
  Consumer loans                                  (1,189)                 (1,102)
  Commercial loans                                  (540)                   (387)
                                                   ------                  ------
    Total charge-offs                             (2,100)                 (1,914)
Recoveries:
  Mortgage loans                                       31                     126
  Consumer loans                                       53                      42
  Commercial loans                                     35                      23
                                                   ------                  ------
    Total recoveries                                  119                     191
                                                   ------                  ------
Allowance at end of period                         $9,543                  $9,148
                                                   ======                  ======

Allowance for loan losses to
  total nonperforming loans at
  end of period                                    98.77%                  92.49%
                                                   =====                   =====

Allowance for loan losses to
  total loans held for investment
  at end of period                                  0.69%                   0.74%
                                                    ====                    ====

------------------

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

                                                      September 30, 1998    December 31, 1997
                                                      ------------------    -----------------

                                                                   (in thousands)
Goodwill (Berks Acquisition)                                $19,600               $20,973

CDI (Berks Acquisition)                                       8,742                10,442

Goodwill (Fidelity Federal)                                  10,524                11,327

CDI (Fidelity Federal)                                        2,254                 2,502
                                                            -------               -------

    Total                                                   $41,120               $45,244
                                                            =======               =======

         MORTGAGE SERVICING RIGHTS. At September 30, 1998, Commonwealth's servicing portfolio was $2.4 billion, an increase of 10% compared to $2.2 billion at December 31, 1997. At September 30, 1998 and December 31, 1997, Commonwealth was servicing $1.4 billion and $1.3 billion of third party loans, as well as $1.0 billion and $0.9 billion, respectively, of loans held by Commonwealth for investment and sale. The following table details the components of mortgage servicing rights at the dates indicated.


                                                      September 30, 1998    December 31, 1997
                                                      ------------------    -----------------

                                                                    (in thousands)
Purchased Mortgage Servicing Rights                          $1,214                $1,559

Capitalized Excess Servicing Fees                             2,835                 3,215

Originated Mortgage Servicing Rights                          5,168                 3,265
                                                             ------                ------

    Total                                                    $9,217                $8,039
                                                             ======                ======

         DEPOSITS. Deposits decreased by $23.4 million, or 2%, to $1.5 billion at September 30, 1998, from $1.6 billion at December 31, 1997, primarily related to a decrease in traditional branch deposits. This decrease was offset, in part, by increases in business and supermarket deposits, as well as increases in outstanding mortgage settlement checks and principal and interest escrows established pursuant to loan servicing agreements.

         BORROWINGS. The Company's borrowings consist principally of advances from the FHLB and securities sold under agreements to repurchase. FHLB advances increased by $110.0 million, or 52%, to $323.0 million at September 30, 1998, from $213.0 million at December 31, 1997. Repurchase agreements decreased by $70.0 million, or 28%, to $176.1 million at September 30, 1998, from $246.1 million at December 31, 1997. The Company's borrowings are used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business. Dependent upon the funding requirements and interest rate risk considerations, these borrowings are hedged with off-balance-sheet financial instruments.

         ACCRUED INTEREST PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES ("OTHER LIABILITIES"). Other liabilities increased by $23.0 million, or 130%, to $40.7 million at September 30, 1998, from $17.7 million at December 31, 1997, primarily related to an increase in accrued interest payable.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

   REGULATORY CAPITAL REQUIREMENTS.

The following table sets forth the Bank's compliance with applicable regulatory capital requirements at September 30, 1998:

                                                                                          To Be Well
                                                                Minimum                   Capitalized
                                                                For Capital               For Prompt
                                                                Adequacy                  Corrective Action
                                    Actual                      Purposes                  Provisions
                          ---------------------------------------------------------------------------------
                              Ratio        Amount           Ratio       Amount           Ratio        Amount
                          ---------------------------------------------------------------------------------
(dollars in thousands)

Stockholders' equity,
  and ratio to OTS
  total assets                  7.9%    $   178,422

                            --------
Intangible assets                           (41,120)

Disallowed servicing assets                    (889)

Unrealized gain on
  marketable
  securities, net of tax                     (3,305)

                                           --------
Tangible capital,
  and ratio to OTS
  adjusted total assets         6.0%     $  133,108           1.5%        $33,301

                            --------       ========         ------        =======
Core capital,
  and ratio to OTS
  adjusted total assets         6.0%     $  133,108           4.0%(2)     $88,803         5.0%        $111,004

                            --------       ========        -------        =======        ------       ========
Core capital,
  and ratio to OTS
  risk-weighted assets         11.0%     $  133,108                                       6.0%        $ 72,887

                            --------       --------                                      ------       ========
Allowance for loan losses                     9,543
Allowed unrealized gain on
    marketable securities                     2,289

                                           --------
Supplementary capital                        11,832

                                           --------
Total risk-based capital,
  and ratio to OTS
  risk-weighted assets (1)     11.9%     $  144,940           8.0%        $97,182        10.0%         $121,478

                            --------       ========         ------        =======        ------        ========

OTS total assets                         $2,265,399
                                         ==========

OTS adjusted total assets                $2,220,085
                                         ==========

OTS risk-weighted assets                 $1,214,777
                                         ==========

-------------------------
(1) Does not reflect the interest rate risk component to the risk-based capital requirement, the effective date of which has been postponed.
(2) Reflects the proposed increase from 3%.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                             Average Balance Report
                                 (in thousands)

                                                                          Quarter Ended September 30,
                                                   -----------------------------------    --------------------------------
                                                                    1998                               1997
                                                   -----------------------------------    --------------------------------
                                                                             Average                            Average
                                                      Average                Yield /        Average             Yield /
                                                      Balance     Interest   Cost(e)        Balance   Interest  Cost(e)
                                                      -------     --------   -------        -------   --------  -------
Interest-earning assets:
Loans receivable (a):
Mortgage loans                                      $1,078,937    $19,400       7.13%      $967,601   $17,951       7.36%
Consumer loans                                         226,593      5,246       9.19%       179,067     4,020       8.91%
Commercial loans                                       122,190      2,700       8.77%       106,838     2,303       8.55%
                                                   ------------  ---------   ---------  ------------ ---------   ---------
   Total loans receivable                            1,427,720     27,346       7.60%     1,253,506    24,274       7.68%
                                                   ------------  ---------   ---------  ------------ ---------   ---------
Mortgage-backed securities                             675,567     11,517       6.76%       798,389    13,861       6.89%
Investment securities                                   36,904        497       5.34%        62,068       966       6.17%
Other earning assets (b)                                19,918        511      10.18%        13,386       436      12.92%
                                                   ------------  ---------   ---------  ------------ ---------   ---------
Total interest-earning assets                        2,160,109     39,871       7.32%     2,127,349    39,537       7.37%
Non-interest-earning assets                            155,511   ---------   ---------      146,584  ---------   ---------
                                                   ------------                         ------------
  Total assets                                      $2,315,620                           $2,273,933
                                                   ============                         ============
Interest-bearing liabilities
 Deposits:
   Demand deposits (c)                                $635,151      3,879       2.42%      $571,529     3,501       2.43%
   Savings deposits                                    226,937      1,273       2.23%       243,061     1,365       2.23%
   Certificates of deposit                             703,258      9,675       5.46%       723,233    10,076       5.53%
                                                   ------------  ---------   ---------  ------------ ---------   ---------
     Total deposits                                  1,565,346     14,827       3.76%     1,537,823    14,942       3.86%
                                                   ------------  ---------   ---------  ------------ ---------   ---------
 Notes payable and other borrowings
   Repurchase agreements                               195,233      2,921       5.94%       247,923     3,661       5.86%
   FHLB Advances                                       301,489      4,321       5.69%       229,337     3,310       5.73%
                                                   ------------  ---------   ---------  ------------ ---------   ---------
     Total borrowings                                  496,722      7,242       5.78%       477,260     6,971       5.79%
                                                   ------------  ---------   ---------  ------------ ---------   ---------
Total interest-bearing liabilities(d)                2,062,068     22,069       4.25%     2,015,083    21,913       4.31%
Non-interest-bearing liabilities                        57,991   ---------   ---------       41,213  ---------   ---------
                                                   ------------                         ------------
  Total liabilities                                  2,120,059                            2,056,296
Shareholders' equity                                   195,561                              217,637
                                                   ------------                         ------------
  Total liabilities and equity                      $2,315,620                           $2,273,933
                                                   ============                         ============
Net interest-earning assets                            $98,041                             $112,266
                                                   ============                         ============
Net interest income/
 interest rate spread                                             $17,802       3.07%                 $17,624       3.06%
                                                                 =========   =========               =========   =========
Net interest margin                                                             3.27%                               3.29%
                                                                             =========                           =========
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                                                 104.75%                             105.57%
                                                                             =========                           =========

                                                                         Nine Months Ended September 30,
                                                   -----------------------------------    --------------------------------
                                                                   1998                                 1997
                                                   -----------------------------------    --------------------------------
                                                                             Average                             Average
                                                      Average                Yield /      Average                Yield /
                                                      Balance    Interest    Cost(e)      Balance     Interest   Cost(e)
                                                      -------    --------    -------      -------     --------   -------
Interest-earning assets:
Loans receivable (a):
Mortgage loans                                     $1,058,170    $57,372        7.25%     $914,276    $51,382       7.51%
Consumer loans                                        212,977     14,273        8.96%      173,820     11,615       8.93%
Commercial loans                                      120,030      7,611        8.48%      102,897      6,381       8.29%
                                                   -----------  ---------    ---------  -----------  ---------   ---------
   Total loans receivable                          $1,391,177     79,256        7.62%    1,190,993     69,378       7.79%
                                                   -----------  ---------    ---------  -----------  ---------   ---------
Mortgage-backed securities                            716,142     36,537        6.82%      803,065     41,928       6.98%
Investment securities                                  45,464      1,849        5.44%       68,628      3,214       6.26%
Other earning assets (b)                               28,871      1,969        9.12%       23,691      1,590       8.97%
                                                   -----------  ---------    ---------  -----------  ---------   ---------
Total interest-earning assets                       2,181,654    119,611        7.33%    2,086,377    116,110       7.44%
Non-interest-earning assets                           155,625   ---------    ---------     142,690
                                                   -----------                          -----------  ---------   ---------
  Total assets                                     $2,337,279                           $2,229,067
                                                   ===========                          ===========
Interest-bearing liabilities
 Deposits:
   Demand deposits (c)                               $618,886     11,221        2.42%     $547,735     10,033       2.45%
   Savings deposits                                   229,070      3,816        2.23%      250,355      4,181       2.23%
   Certificates of deposit                            722,376     29,683        5.49%      719,223     29,154       5.42%
                                                   -----------  ---------    ---------  -----------  ---------   ---------
     Total deposits                                 1,570,332     44,720        3.81%    1,517,313     43,368       3.82%
                                                   -----------  ---------    ---------  -----------  ---------   ---------
 Notes payable and other borrowings
   Repurchase agreements                              215,404      9,652        5.99%      237,104     10,466       5.90%
   FHLB Advances                                      288,846     12,227        5.66%      210,458      8,890       5.65%
                                                   -----------  ---------    ---------  -----------  ---------   ---------
     Total borrowings                                 504,250     21,879        5.80%      447,562     19,356       5.78%
                                                   -----------  ---------    ---------  -----------  ---------   ---------
Total interest-bearing liabilities (d)              2,074,582     66,599        4.29%    1,964,875     62,724       4.27%
Non-interest-bearing liabililities                     55,235   ---------    ---------      45,821   ---------   ---------
                                                   -----------                          -----------
  Total liabilities                                 2,129,817                            2,010,696
Shareholders' equity                                  207,462                              218,371
                                                   -----------                          -----------
  Total liabilities and equity                     $2,337,279                           $2,229,067
                                                   ===========                          ===========
Net interest-earning assets                          $107,072                             $121,502
                                                   ===========                          ===========
Net interest income/
 interest rate spread                                            $53,012        3.04%                 $53,386       3.17%
                                                                =========    =========               =========   =========
Net interest margin                                                             3.25%                               3.42%
                                                                             =========                           =========
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                                                 105.16%                             106.18%
                                                                             =========                           =========

(a) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis, and mortgage loans held for sale.
(b) Includes FHLB stock, money market accounts, FHLB deposits and interest-earning bank deposits.
(c) Includes checking and money market accounts.
(d) Includes interest expense associated with interest rate swaps and interest rate caps.
(e) Annualized

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

         GENERAL. Net income was $2.7 million, or $0.19 per common share on a diluted basis, for the third quarter of 1998, compared to $4.0 million, or $0.25 per common share, for the third quarter of 1997. For the nine months ended September 30, 1998, net income was $8.0 million, or $0.53 per common share on a diluted basis, compared to $12.4 million, or $0.76 per common share, for the nine months ended September 30, 1997.

         The decrease in net income for the third quarter and first nine months of 1998, relative to the comparable periods in 1997, was primarily due to increases in operating expenses and provision for loan losses, offset, in part, by higher noninterest income and net interest income. The financial results for the third quarter and first nine months of 1997 and 1998 included a number of items which affected the comparability of reported results between periods. Among the larger items were:

         - Downward valuation adjustments of $0.5 million (after-tax) and $2.4 million (after-tax) in the third quarter and first nine months of 1998, respectively, relating to an equity investment in a mortgage servicing partnership; and

         - A $1.0 million (after-tax) nonrecurring net gain in the first quarter of 1997 relating to the sale of the Company's previous headquarters building and a branch property.

         NET INTEREST INCOME. Net interest income was $17.8 million in the third quarter of 1998, compared to $17.6 million in the third quarter of 1997. For the first nine months of 1998, net interest income was $53.0 million, versus $53.4 million for the comparable period in 1997.

         Average interest-earning assets totaled $2.2 billion for both the third quarter and nine months ended September 30, 1998. This compared to $2.1 billion for both the third quarter and nine months ended September 30, 1997. The slight increases in interest-earning assets were due primarily to increases in the Company's loan portfolio. Compared to the third quarter of 1997, average mortgage loans increased 12% to $1,078.9 million, average consumer loans increased 27% to $226.6 million, and average commercial loans increased
14% to $122.2 million in the third quarter of 1998.   Average loans represented
91% of average deposits in the third quarter of 1998, compared to 82% in the third quarter of 1997. Relative to the first nine months of 1997, average mortgage loans increased 16% to $1,058.2 million, average consumer loans increased 23% to $213.0 million, and average commercial loans increased 17% to $120.0 million for the first nine months of 1998. Average loans represented 89% of average deposits for the first nine months of 1998, compared to 78% for the first nine months of 1997.

         The net interest margin was 3.27% in the third quarter of 1998, generally in line with 3.29% in the third quarter of 1997. For the nine months ended September 30, 1998, the net interest margin was 3.25%, down somewhat from 3.42% in the comparable 1997 period. The decrease was primarily attributable to a 0.11% reduction in the yield on interest-earning assets for the first nine months of 1998, relative to the comparable period in 1997, which, in turn, was primarily attributable to lower market interest rates.

         PROVISION FOR LOAN LOSSES. Provision for loan losses totaled $1.0 million and $2.5 million in the third quarter and nine months ended September 30, 1998, respectively. This compared to $0.3 million and $0.9 million, respectively, in the third quarter and nine months ended September 30, 1997.
At September 30, 1998, the allowance for credit losses totaled $9.5 million, or 0.69% of loans, compared to $9.1 million, or 0.74%, at September 30, 1997, and $9.0 million, or 0.71%, at December 31, 1997.

         NONINTEREST INCOME. Noninterest income totaled $6.5 million in the third quarter of 1998, compared to $5.7 million in the third quarter of 1997. The increase reflected a $1.0 million increase in the net gain on sale of mortgage loans and a $0.3 million increase in the net gain on sale of securities. The increase in the net gain on sale of mortgage loans was attributable to sharply higher mortgage origination volume, which totaled $232.4 million in the third quarter of 1998, versus $151.7 million in the third quarter of 1997. These increases were partially offset by a $0.8 million decrease in servicing fees, which was primarily attributable to an increase in the amortization of mortgage servicing rights due to prepayments in the mortgage servicing portfolio and a $0.2 million gain on the sale of mortgage servicing rights in the third quarter of 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


         Noninterest income was $19.9 million for the first nine months of 1998, compared to $15.0 million for the same 1997 period. The increase reflected a $4.2 million increase in the net gain on sale of mortgage loans and a $1.2 million increase in deposit fees. The increase in the net gain on sale of mortgage loans was attributable to sharply higher mortgage origination volume, which totaled $797.1 million for the first nine months of 1998, versus $421.9 million for the first nine months of 1997. The increase in deposit fees was primarily attributable to growth in supermarket banking, expansion of
Commonwealth's commercial banking activities, and increased ATM fees.   Also
contributing to the increase in noninterest income for the first nine months of 1998 was a $1.2 million increase in the net gain on the sale of securities, a $0.6 million increase in the cash surrender value of an investment in an insurance product, and a $0.4 million reversal of a deferred tax liability. These increases were partially offset by the effect of a $1.5 million net gain on the sale of the Company's previous headquarters building and the sale of a branch property in the first quarter of 1997, and a $1.1 million decrease in servicing fees in the first nine months of 1998. The decrease in servicing fees was primarily attributable to the same factors responsible for the decrease in the third quarter of 1998.

         NONINTEREST EXPENSE. Noninterest expense was $19.2 million in the third quarter of 1998, compared to $17.0 million in the third quarter of 1997. The increase was primarily attributable to a $0.8 million valuation adjustment in the third quarter of 1998 relating to an equity investment in a mortgage servicing partnership which is experiencing significant prepayments in its mortgage servicing portfolio. The increase was also attributable to higher commission expenses relating to growth in mortgage originations, as well as an increase in expenses relating to supermarket banking and commercial banking.

         Noninterest expense was $58.4 million for the nine months ended September 30, 1998, compared to $48.9 million for the same period in 1997. In addition to the above factors for the third quarter, the increase was primarily attributable to a $2.7 million valuation adjustment in the second quarter of 1998 relating to an equity investment in a mortgage servicing partnership.
Also reflected in the increase is a $0.8 million one-time charge in the second quarter of 1998 related to a policy change in accounting for compensation expense. The increase in noninterest expense was also due to the $0.4 million reversal of the Bank's pension liability, and the $0.4 million reversal of a liability relating to a contract with the Company's data processing provider during the second quarter of 1997, as well as a $0.2 million refund of prior year FDIC premiums received in the first quarter of 1997. Partially offsetting these increases was a $0.4 million decrease in the amortization of intangible assets.

         PROVISION FOR INCOME TAXES. Provision for income taxes was $1.4 million, or 34% of income before income taxes in the third quarter of 1998, compared to $2.0 million, or 33%, in the third quarter of 1997. For the first nine months of 1998, provision for income taxes was $3.9 million, or 33% of income before income taxes, compared to $6.4 million, or 34%, in the first nine months of 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Commonwealth utilizes income simulation models to measure the estimated effects on net interest income under multiple interest rate scenarios, including parallel increases and decreases in interest rates amounting to 100, 200, and 300 basis points. Each scenario is modeled for a change in net interest income over a two year period and reflects unique prepayment and repricing assumptions. Similar simulation models are prepared to analyze the Company's net asset value, which is the present value of the cash flows generated by the Company's assets minus the present value of the cash flows generated by the Company's liabilities, plus or minus the net cash flows produced by mortgage servicing rights and off-balance sheet contracts. At September 30, 1998, the Company's income simulation model indicates net interest income would decrease by 1.49% over a two year period if interest rates increased by 200 basis points. The model projects that net interest income would decrease by 9.66 % over a two year period if rates decreased by 200 basis points. The anticipated changes in the level of net interest income and net asset value over the various scenarios were within limits approved by the Company's Board of Directors.

         Management believes that the assumptions utilized to evaluate the vulnerability of the Company's operations to changes in interest rates approximate actual experience and considers them to be reasonable. However, the interest rate sensitivity of the Company's assets and liabilities could vary substantially if different assumptions were used.

         Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The net interest income simulation does not include the decrease in earnings from an increase in amortization of mortgage servicing rights that may be caused by higher prepayments when rates decline. The market value of portfolio equity is significantly impacted by the estimated effect of prepayments on the value of loans, mortgage-backed securities, and mortgage servicing rights as rates decline. This analysis is based on the Company's assets, liabilities, mortgage servicing rights, and off-balance-sheet instruments at September 30, 1998, and does not contemplate any actions the Company might undertake in response to changes in market interest rates, such as the creation of additional servicing value by refinancing the mortgage loan portfolio. This action could minimize the decrease in market value of portfolio equity in the downward rate scenarios.

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

Item 6.  Exhibits and Reports on Form 8-K.

         a) Not applicable.

         b) On July 22, 1998, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the second quarter of 1998. On October 23, 1998, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the third quarter of 1998. On October 30, 1998, the Company filed a Current Report on Form 8-K to report under Item 5, the completion of its previously announced stock repurchase program.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMMONWEALTH BANCORP, INC.


DATE: November 11, 1998                /s/ Charles H. Meacham
                                       -----------------------------------------
                                       Charles H. Meacham
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)

DATE: November 11, 1998                /s/ Charles M. Johnston
                                       -----------------------------------------
                                       Charles M. Johnston
                                       Senior Vice President and Chief Financial Officer
                                       (Principal Financial and Accounting Officer)