Form 10-K
period 1998-12-31
COMMONWEALTH BANCORP INC
filed 1999-03-17
CIK 1005126

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K



[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR


[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-27942
                                               -------

                             COMMONWEALTH BANCORP, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   PENNSYLVANIA                         23-2828883
         ----------------------------------       -----------------------
            (State or other jurisdiction              (I.R.S. Employer
         of incorporation or organization)         Identification Number)

              COMMONWEALTH BANK PLAZA
              2 WEST LAFAYETTE STREET
              NORRISTOWN, PENNSYLVANIA                    19401
            ---------------------------            ---------------------
                     (Address)                           (Zip Code)

      Registrant's telephone number, including area code:  (610) 313-1600

          Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act

                    COMMON STOCK (PAR VALUE $.10 PER SHARE)
                    ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

As of March 9, 1999, the aggregate value of the 13,359,414 shares of Common Stock of the Registrant outstanding on such date, which excludes 796,308 shares held by all directors and officers of the Registrant as a group, was approximately $205 million. This figure is based on the closing sales price of $15.3125 per share of the Registrant's Common Stock on March 9, 1999 as reported by the Nasdaq Stock Market.

Number of shares of Common Stock outstanding as of March 9, 1999: 14,155,722


                      DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days of December 31, 1998 are incorporated into Part III, Items 10 through 13 of this Form 10-K.

--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

GENERAL

         Commonwealth Bancorp, Inc. ("Commonwealth" or the "Company"), a Pennsylvania corporation, is the holding company for Commonwealth Bank ("Bank"). The Bank is a federally chartered stock savings bank, primarily regulated by the Office of Thrift Supervision ("OTS"). The Bank conducts business from its executive offices in Norristown, Pennsylvania and, as of December 31, 1998, 60 full-service offices located in southeast Pennsylvania.

         ComNet Mortgage Services ("ComNet"), a division of the Bank, also located in Norristown, conducts business through eight loan origination offices located in Pennsylvania, New Jersey, Rhode Island, and Virginia. ComNet operates under the trade name of Homestead Mortgage in Maryland. Business is also conducted by ComNet through its wholesale network, which includes correspondents in 25 states.

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

         The Bank is subject to examination and comprehensive regulation by the OTS, which is the Bank's chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which, as administrator of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), insures the Bank's deposits up to applicable limits. The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), and is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh, which is one of the 12 regional banks comprising the FHLB System.

MARKET AREA

         The Bank's 60 full-service branch offices, which include 20 supermarket branch offices, are located throughout Berks, Bucks, Chester, Delaware, Lebanon, Lehigh, Montgomery, and Philadelphia Counties, Pennsylvania. The Bank's branch locations are concentrated in the Reading area of Berks County; central and southern Montgomery County; and the northeast Philadelphia community within Philadelphia County. Management believes that the Bank's meaningful presence in these markets, coupled with its emphasis on providing superior customer service, enables the Bank to compete effectively with larger regional and national banks.

         The Bank focuses on relationship banking by cross-selling services to new and established customers. These include a variety of loan and deposit products for individuals and businesses. The Bank also makes available other financial instruments, such as annuity products and mutual funds, through arrangements with third parties.

LENDING ACTIVITIES

         GENERAL. At December 31, 1998, loans held for investment totaled $1.3 billion, which represented 59% of total assets. The Company's loans consist principally of conventional loans which are secured by first liens on single-family residences. Conventional residential real estate loans are loans which are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA"). The other principal categories of loans in the Company's portfolio are consumer loans and commercial loans, including commercial real estate loans and loans which are guaranteed by the Small Business Administration ("SBA"). In addition, the Company's loan portfolio includes a small amount of loans which are secured by multi-family residential (five or more units) properties.

         Although Commonwealth originates loans in a number of states, the Company's mortgage loans held for investment are primarily secured by properties located in Pennsylvania and New Jersey. At December 31, 1998, approximately 52% of the Company's total mortgage loans held for investment were secured by properties located in these states.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loans held for investment at the dates indicated.

                                                                        December 31,
                                              -------------------------------------------------------------
                                                          1998                             1997
                                              ------------------------------    ---------------------------

                                                                Percent of                     Percent of
                                                 Amount            Total          Amount          Total
                                                 ------       -------------       ------       -----------

                                                                   (dollars in thousands)


 Mortgage loans-Residential (1)               $  969,617            71.90%     $ 958,542        75.51%
 Consumer loans:
   Equity lines of credit                         34,845             2.58         41,592         3.28
   Second mortgages                              126,360             9.37         98,934         7.79
   Recreational vehicles                          39,920             2.96         22,182         1.75
   Other                                          38,781             2.88         32,085         2.53
                                              ----------           ------     ----------       ------
     Total consumer loans                        239,906            17.79        194,793        15.35

 Commercial loans:
   Small Business Administration(2)               14,491             1.07         20,016         1.58
   Commercial real estate (3)                     83,485             6.20         71,508         5.63
   Business loans (3)                             41,026             3.04         24,456         1.93
                                              ----------           ------     ----------       ------
     Total commercial loans                      139,002            10.31        115,980         9.14
                                              ----------           ------     ----------       ------
     Total loans receivable                    1,348,525           100.00%     1,269,315       100.00%
                                              ----------           ======     ----------       ======
 Less:
   (Premium)/Discount on
     loans purchased                             (2,880)                         (3,559)
   Allowance for loan losses                       9,589                           9,024
   Deferred loan fees                              3,639                           3,009
   Allowance for imputed interest                     -                               -
                                              ----------                      ----------
 Loans receivable, net                        $1,338,177                      $1,260,841
                                              ==========                      ==========



                                                                             December 31,
                                     -----------------------------------------------------------------------------------------
                                                   1996                         1995                         1994
                                     ----------------------------  ---------------------------  ------------------------------

                                                      Percent of                   Percent of                    Percent of
                                         Amount          Total       Amount           Total       Amount           Total
                                         ------       ----------     ------        ----------     ------         ----------

                                                                      (dollars in thousands)


 Mortgage loans-Residential (1)      $  857,053          76.37%     $655,152          81.08%     $450,959           75.55%
 Consumer loans:
   Equity lines of credit                49,136           4.38        44,432           5.50        49,246            8.26
   Second mortgages                      77,304           6.89        48,653           6.03        42,883            7.18
   Recreational vehicles                 11,884           1.06           791           0.10            -               -
   Other                                 30,983           2.76        17,218           2.13        12,013            2.01
                                     ----------        -------      --------        -------      --------         -------
     Total consumer loans               169,307          15.09       111,094          13.76       104,142           17.45

 Commercial loans:
   Small Business Administration(2)      25,104           2.24        29,472           3.65        35,482            5.94
   Commercial real estate (3)            35,452           3.15         9,386           1.16         4,679            0.78
   Business loans (3)                    35,380           3.15         2,801           0.35         1,671            0.28
                                     ----------        -------      --------        -------      --------         -------
     Total commercial loans              95,936           8.54        41,659           5.16        41,832            7.00
                                     ----------        -------      --------        -------      --------         -------
     Total loans receivable           1,122,296         100.00%      807,905         100.00%      596,933          100.00%
                                      ---------         ======       -------         ======       -------          ======
 Less:
   (Premium)/Discount on
     loans purchased                    (3,655)                        1,004                        2,864
   Allowance for loan losses              9,971                        7,485                        7,307
   Deferred loan fees                     2,866                        2,681                        3,555
   Allowance for imputed interest            -                            -                            63
                                     ----------                     --------                     --------
 Loans receivable, net               $1,113,114                     $796,735                     $583,144
                                     ==========                     ========                     ========


--------------

(1) At December 31, 1998, $404 million, or 42%, of the Company's 1-4 family residential loans had adjustable interest rates.

(2) Consists entirely of loans (or securities backed by loans) which are guaranteed by the SBA, with the majority adjusting monthly or quarterly. All such loans or securities were purchased by the Company.


(3) Approximately $11.5 million of business loans were reclassified to commercial real estate loans in December 1997. Previously reported amounts were not restated.

         CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth the scheduled contractual amortization of the Company's loans held for investment at December 31, 1998, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less.


                                                                Principal Repayments Contractually Due
                                                                    in Year(s) Ended December 31,
                                          -------------------------------------------------------------------------------------
                           Total at
                          December 31,                                          2002-        2004-        2010-        There-
                              1998           1999        2000         2001      2003         2009         2015         after
                         ---------------  ----------   --------    ---------  ---------   -----------  ----------  ------------
                                                                    (in thousands)
 Mortgage loans:
    1-4 family
    residential             $   969,617     $27,386     $26,762     $28,264    $ 60,193     $194,350    $191,990      $440,672
 Consumer                       239,906      37,820      25,142      23,357      38,619       73,710      38,430         2,828
 Commercial real estate          83,485       8,519       8,861       9,410      28,938       20,229       7,528            -
 Business loans                  41,026       4,659       5,056       6,509       5,928        9,442       9,432            -
 SBA                             14,491       1,373         922         932       1,997        5,584       3,671            12
                              ---------      ------      ------      ------     -------      -------     -------       -------
      Total  (1)             $1,348,525     $79,757     $66,743     $68,472    $135,675     $303,315    $251,051      $443,512
                              =========      ======      ======      ======     =======      =======     =======       =======

-----------------

(1) Of the $1.3 billion of loan principal repayments contractually due after December 31, 1999, $762 million have fixed rates of interest and $507 million have adjustable rates of interest.

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


                                                         Year Ended December 31,
                                               ------------------------------------------------
                                                    1998             1997             1996
                                               --------------  ----------------  --------------
                                                              (in thousands)
 Gross loans held for investment at
     beginning of period                         $1,269,315       $1,122,296       $  807,905
 Originations of loans held for investment:
     1-4 family residential                         196,783          107,628           52,304
     Consumer                                       101,878           75,383           46,157
     Commercial real estate                          41,508           32,905           16,848
     Business loans                                  31,810           14,424           16,955
                                                  ---------        ---------        ---------
       Total originations                           371,979          230,340          132,264
 Purchases of loans held for investment:
     1-4 family residential (1)                     140,567          152,480          257,575
     Consumer (2)                                    24,728           13,426           57,833
     Commercial real estate                             -                -             26,110
     Business loans                                     -                -             18,269
     SBA                                                -                -               -
                                                  ---------        ---------        ---------
       Total purchases                              165,295          165,906          359,787
       Total originations and purchases             537,274          396,246          492,051
 Repayments                                        (458,064)        (249,227)        (177,660)
                                                  ---------        ---------        ---------
 Net activity in loans held for
   investment                                        79,210          147,019          314,391
                                                  ---------        ---------        ---------
 Gross loans held for investment at end
   of period                                     $1,348,525       $1,269,315       $1,122,296
                                                  =========        =========        =========

------------------

(1) The $141 million of 1-4 family residential loans purchased during 1998 consisted of loans generated through Commonwealth's wholesale correspondent network. The $152 million of 1-4 family residential loans purchased during 1997 consisted of $21 million of adjustable rate loans purchased by the Company from third parties and $131 million of loans generated through Commonwealth's wholesale correspondent network. The $258 million of 1-4 family residential loans purchased during 1996 consisted of $80 million of adjustable rate loans purchased by the Company from third parties, $148 million of loans generated through Commonwealth's wholesale correspondent network, and $30 million purchased in the June 1996 acquisition of 12 former Meridian Bank branches (the "Berks Acquisition"). For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions" in Item 7 hereto.

(2) Recreational vehicle loans totaling $25 million, $13 million, and $12 million were purchased during 1998, 1997, and 1996, respectively.

         RESIDENTIAL LOAN ORIGINATIONS AND SALES. The primary lending activities of the Company are the origination and sale, without recourse, of conventional and insured/guaranteed real estate loans secured by first liens on 1-4 family residences.

         Retail loans are originated by Commonwealth's sales force of commissioned or salaried loan originators through referrals from the Company, real estate brokers, builders of new homes and others, as well as through direct contact with borrowers. In connection with the origination of each loan, Commonwealth prepares mortgage documentation, conducts credit checks, has the subject property appraised by independent appraisers, and closes the loan.

         The retail loan production office originating a loan is responsible for taking the loan application and coordinating information flow between the applicant and Commonwealth's processing center in Norristown, Pennsylvania. Retail loan applications must be approved by Commonwealth's underwriting department for compliance with underwriting criteria, including the ratio of the loan amount to the value of the security property ("loan-to-value ratio"), borrower income qualifications and necessary insurance. Upon approval, Commonwealth issues a formal commitment letter to the prospective borrower specifying the amount of the loan, the prevailing interest rate or means for determining the same, the fees to be paid to Commonwealth, and the date on which the commitment expires.

         Wholesale loans are purchased from correspondents/brokers or funded by Commonwealth on behalf of correspondents and brokers. Commonwealth currently employs three regional account executives to work with over 186 correspondents and brokers. The correspondent or broker is responsible for the processing of the loan application. When a wholesale loan enters the underwriting stage, for the majority of correspondents and brokers, the underwriting is performed by Commonwealth similar to retail loan originations above. In certain instances, Commonwealth delegates the underwriting function to correspondents and brokers. Such delegated underwriting meets Commonwealth's criteria of underwriting standards. Once the underwriting approval is complete, the purchase or funding is initiated.

         Commonwealth originates conventional loans and, to a lesser extent, FHA-insured and VA-guaranteed loans. The vast majority of conventional loans are originated under terms and documentation which conform to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines and, as such, are eligible for sale in the secondary market.

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

         Mortgage loan originated and purchased totaled $1,111 million and $585 million during 1998 and 1997, respectively, which included $376 million and $192 million, respectively, of loans originated through the wholesale correspondent lending network.

         Commonwealth sells substantially all of the fixed-rate loans it originates which conform to FNMA/FHLMC requirements to investors in the secondary market on either a servicing retained or servicing released basis. The Company retains essentially all of the adjustable rate loans, as well as certain loans originated by it which do not conform to the requirements for sale to the FNMA and the FHLMC (primarily because the principal amount exceeds the limit, which is currently $240,000 for loans secured by a single-family, owner-occupied residence) and loans to employees of the Company.

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


                                                             Year Ended December 31,
                                        ------------------------------------------------------------------
                                               1998                    1997                    1996
                                        --------------------- ---------------------- ---------------------
                                                      Number                Number                  Number
                                        Principal       of     Principal      of       Principal      of
                                         Amount        Loans    Amount       Loans       Amount      Loans
                                         ------       ------    ------       -----       ------      -----
                                                              (dollars in thousands)
 Originations for the Company (1):
   Conventional                         $   337,350     1,562    $238,799     1,286      $200,558        979
   FHA/VA                                         -         -           -         -             -          -
                                        -----------    ------    --------   -------      --------      -----
     Total Company                          337,350     1,562     238,799     1,286       200,558        979
                                      -------------    ------    --------   -------      --------      -----
 Originations for others (1):
   Conventional                             667,129     5,351     249,741     2,081       232,622      2,176
   FHA/VA                                   106,917     1,019      96,606     1,014        28,893        322
                                          ---------    ------    --------   -------      --------      -----
     Total Other                            774,046     6,370     346,347     3,095       261,515      2,498
                                            -------     -----     -------     -----       -------      -----
 Total Company and others                $1,111,396     7,932    $585,146     4,381      $462,073      3,477
                                          =========     =====     =======     =====       =======      =====

 Retained by the Company (1)(2):
   Conventional                         $   337,350     1,562    $238,799     1,286      $200,558        979
   FHA/VA                                         -         -           -         -             -          -
                                            -------     -----     -------     -----       -------      -----
     Total Company                          337,350     1,562     238,799     1,286       200,558        979
                                            -------     -----     -------     -----       -------      -----
 Sales to Others (1)(3):
   Conventional                             597,889     5,455     233,299     2,116       236,190      2,275
   FHA/VA                                    97,475       915      94,654       979        29,781        331
                                           --------    ------    --------   -------      --------      -----
     Total Other                            695,364     6,370     327,953     3,095       265,971      2,606
                                            -------    ------    --------   -------      --------      -----
 Total Company and Other                 $1,032,714     7,932    $566,752     4,381      $466,529      3,585
                                          =========    ======     =======   =======       =======      =====
 Other adjustments to
   loans held for sale (4)               $    4,386            $    1,845             $   (4,210)
                                          =========             =========              ==========
 Increase/(decrease) in
   mortgage loans held for sale            $ 83,068             $  20,239             $   (8,666)
                                            =======              ========              ==========

--------------------
(1)      Consists entirely of 1-4 family residential loans.
(2) Consists primarily of 1-4 family residential loans which have adjustable rates, are nonconforming due to the size of the loan, or are made to an employee of the Company.
(3)      Includes loans converted into mortgage-backed securities.
(4) Consists of repayments of loans held for sale, net gain on sale of loans, and deferred loan fees.

         The following table sets forth certain information relating to the geographic distribution of loans originated by Commonwealth through its retail and wholesale networks during the periods indicated.


                                                                               Year Ended December 31,
                                -------------------------------------------------------------------------------------------------

                                              1998                             1997                             1996
                                -------------------------------------------------------------------------------------------------
                                                     Number                           Number                            Number
                                   Principal           of           Principal           of           Principal            of
                                    Amount            Loans           Amount           Loans           Amount           Loans
                                    ------            -----           ------           -----           ------           -----
                                                                      (dollars in thousands)
RETAIL:

Pennsylvania                           $367,033         3,004           $186,086         1,682           $166,770          1,542
Maryland                                243,334         1,571            147,713         1,069                  0              0
New Jersey                               70,277           497             32,236           222             28,863            220
Rhode Island                             24,438           230             19,776           207             20,328            222
Virginia                                 23,034           151                  0             0                  0              0
Connecticut                               7,325            55              6,930            58             10,433             90
Florida                                       0             0                  0             0              1,894             21
                                ----------------    ----------    ---------------    ----------    ---------------    -----------
    Total  Retail                       735,441         5,508            392,741         3,238            228,288          2,095
                                ----------------    ----------    ---------------    ----------    ---------------    -----------

WHOLESALE:

Pennsylvania                            117,121           880             37,551           276             44,328            336
Maryland                                105,691           614             35,080           164             50,049            268
Virginia                                 56,128           322             29,624           139             42,326            207
Delaware                                 27,999           215             11,904            95             16,682            133
New Jersey                               22,823           153             19,757           147             17,250            106
Massachusetts                            12,821            59              4,960            25              1,276              4
Connecticut                              12,514            73              2,241            18                234              1
North Carolina                            3,967            17             12,276            66              7,570             54
Georgia                                   2,425             9              4,901            25             13,551             60
Washington, D.C.                          2,407            16                633             2                460              2
Florida                                   1,979            12              1,559            13              9,156             54
New York                                  1,919            14                390             4                  0              0
Texas                                     1,849             7              5,407            27              3,768             22
Ohio                                      1,058             3              2,948            18              2,831             14
Arizona                                     984             3              8,393            30              3,633             17
Indiana                                     894             4              1,644            13              1,670             13
Wisconsin                                   591             2              1,150             9                203              1
Rhode Island                                586             6                 90             1                  0              0
South Carolina                              564             3              1,756            13              1,151              6
Missouri                                    493             3                 83             1                139              1
Illinois                                    308             1              3,011            15              6,214             32
Colorado                                    273             1              2,464            13              1,269              5
Michigan                                    272             3              2,045            13                  0              0
West Virginia                               155             2                100             1                171              2
Kansas                                       75             1                339             2              1,543              8
Tennessee                                    59             1                230             1              1,225              8
Louisiana                                     0             0              1,065             8                769              2
Kentucky                                      0             0                590             3                264              2
Alabama                                       0             0                214             1              6,053             24
                                ----------------    ----------    ---------------    ----------    ---------------    -----------
    Total Wholesale                     375,955         2,424            192,405         1,143            233,785          1,382
                                ----------------    ----------    ---------------    ----------    ---------------    -----------

Total Retail and Wholesale (1)       $1,111,396         7,932           $585,146         4,381           $462,073          3,477
                                ================    ==========    ===============    ==========    ===============    ===========

---------------------
(1) Consists entirely of 1-4 family residential loans.

         CONSUMER LENDING ACTIVITIES. The Company offers consumer loans, which are obtained primarily through existing and walk-in customers and direct advertising. The Company's recreational vehicle loans are purchased from a third party. At December 31, 1998, $240 million, or 18%, of the Company's total loan portfolio was comprised of consumer loans.

         A significant portion of the Company's consumer loan portfolio is comprised of second mortgage loans, which are generally secured by the underlying equity in a borrower's home or second residence. These loans are for a fixed amount, have fixed interest rates, terms of one to 15 years, loan-to-value ratios of 100% or less, with the majority being 80% or less, and are generally for amounts less than $100,000. At December 31, 1998, second mortgage loans totaled $126 million, or 9%, of the Company's total loan portfolio.

         The Company's consumer loan portfolio is also comprised of a significant amount of recreational vehicle loans. These loans are purchased from a third party, are for a fixed amount, have fixed interest rates, terms of four to 15 years, loan-to-value ratios of 100% or less, with the majority being 80% or less, and are generally for amounts less than $75,000. At December 31, 1998, recreational vehicle loans totaled $40 million, or 3%, of the Company's total loan portfolio.

         At December 31, 1998, home equity lines of credit amounted to $35 million, or 3%, of the Company's total loan portfolio. Home equity lines of credit are a form of revolving credit and are generally secured by the underlying equity in the borrower's home or second residence. These loans have floating interest rates, loan-to-value ratios of 100% or less, with the majority being 75% or less, and are generally for amounts less than $100,000. The Company had $92 million of total commitments pursuant to such equity lines of credit outstanding at year-end 1998.

         The remaining $39 million of the Company's consumer loan portfolio at December 31, 1998 was comprised primarily of loans secured by new and used automobiles, personal loans and lines of credit, and credit cards. Such credit cards may be secured by the borrower's principal residence or unsecured, and are serviced for the Company by a third-party servicer.

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

         COMMERCIAL LENDING ACTIVITIES. Commonwealth's target market is comprised of small and lower middle market businesses operating within the Bank's eight county region. The Company generally provides loans for commercial purposes to borrowers only under circumstances where the borrower also has, or establishes, a deposit relationship with the Company. The loans typically are under $1.0 million. Commercial real estate loans are generally made in the same amounts and may be secured by office buildings, warehouses, and other special purpose properties. Applications for commercial loans are obtained primarily through loan officer solicitation, branch referrals, and direct inquiry. As of December 31, 1998, commercial loans totaled $139 million, or 10%, of the Company's total loan portfolio. At December 31, 1998, commercial loans were comprised of $83 million of commercial real estate loans, $41 million of business loans, and $15 million of loans guaranteed by the SBA.

         Commercial real estate loans originated by the Company generally have terms of five to fifteen years, with fixed interest rates. Commercial business loans originated by the Company generally have terms of one to five years and interest rates which are fixed or float in accordance with the Company's prime lending rate. Commercial loans are generally secured and backed by the personal guarantees of the principals of the borrower. Although commercial loans involve greater credit risk than other types of loans, management believes that the greater income potential and positive effects on interest rate risk offset this increased credit risk. Also, income opportunities are enhanced through the generation of commercial loan origination fees and business deposit account fee income. The Company intends to continue to expand its commercial lending program.

         LOAN ORIGINATION FEES. In addition to interest earned on loans, the Company receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the loan and are charged to the borrower in connection with the origination of the loan.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, which addresses the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Company's loan origination fees and certain related direct loan origination costs have been offset, and the resulting net amount has been deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 1998, the Company had $3.6 million of loan fees related to loans receivable which had been deferred and are being recognized as income over the estimated maturities of the related loans using the level-yield method.

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

         When Commonwealth receives the gross loan payment from the individual mortgagees of serviced loans, it remits to the owner of the loan a predetermined net amount based on the yield on that loan. The difference between the coupon on the underlying loan and the predetermined net amount paid to the owner of the loan is the gross servicing fee. As the owner of servicing rights, Commonwealth retains a net servicing fee which currently ranges from 0.25% to 0.50% of the declining principal amount of the loans, plus any late charges.

         At December 31, 1998, Commonwealth was servicing $1.4 billion of loans for others, as well as $1.0 billion of loans held by Commonwealth for investment and sale. The portfolio of loans serviced by Commonwealth at December 31, 1998 consisted of approximately 24,420 loans with an average loan balance of approximately $97,263, a weighted average service fee of approximately 0.34% per annum (inclusive of excess servicing associated with loans serviced by Commonwealth for others) and a weighted average remaining contractual term of approximately 23 years. The Company's loan servicing fees totaled $3.6 million in 1998, $5.2 million in 1997, and $5.2 million in 1996.

         The Company acquires mortgage servicing rights through the purchase and origination of mortgage loans which are sold or securitized on either a servicing retained or servicing released basis. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires the Company to allocate the total cost of the mortgage loans between the mortgage servicing rights and the loans (exclusive of mortgage servicing rights) based on their relative fair values. The Company is required to periodically assess its capitalized mortgage servicing rights for impairment, based upon the discounted cash flow of the rights disaggregated within their predominant risk characteristics. Any impairment would be recognized through a valuation allowance. Application of this pronouncement was required for mortgage servicing rights acquired relating to loans sold or securitized commencing January 1, 1996, without retroactive capitalization of mortgage servicing rights retained in such transactions before adoption of the pronouncement.

         At December 31, 1998, capitalized mortgage servicing rights relating to loans originated by Commonwealth totaled $8.9 million, compared to $6.5 million at December 31, 1997. The weighted average coupon relating to this portfolio was 7.2% at year-end 1998.

         Purchased mortgage servicing rights totaled $1.1 million at December 31, 1998, compared to $1.6 million at the end of 1997. The weighted average coupon relating to this portfolio was 9.8% at year-end 1998.

         During the years ended December 31, 1998, 1997, and 1996, Commonwealth sold $444 million, $191 million and, $227 million of loans originated on a servicing retained basis, respectively, and $251 million, $137 million, and $39 million on a servicing released basis, respectively.

         As part of its responsibilities as a servicer of mortgage-backed securities, Commonwealth is required to remit to investors the monthly principal collected and scheduled interest payments on most loans, including those for which no interest payments have been received due to delinquency. At December 31, 1998 the principal amount of loans serviced by Commonwealth for others that were subject to this condition aggregated $1.2 billion, of which $21 million, or 2%, were more than 30 days delinquent. Substantially all of these loans were sold without recourse and are guaranteed by the FNMA or the FHLMC.

         The following table presents information regarding loans serviced by Commonwealth at the dates indicated.


                                                        December 31,
                                        -------------------------------------------------
                                              1998             1997             1996
                                        ---------------  ---------------  ---------------
                                                       (in thousands)


 Mortgage loans underlying pass-
  through securities:

   FNMA                                      $  891,909     $  748,727      $  714,472
   FHLMC                                        300,738        350,216         340,928
   Other investors                                  337            462             615
                                             ----------     ----------      ----------
                                              1,192,984      1,099,405       1,056,015

 Mortgage loan portfolios serviced
 for:
   FNMA                                          76,505         93,364         102,387
   Other investors                               87,730        110,747         181,488
                                             ----------     ----------      ----------
                                                164,235        204,111         283,875
                                             ----------     ----------      ----------
 Total loans serviced for others              1,357,219      1,303,516       1,339,890
                                             ----------     ----------      ----------

 Mortgage loans serviced for the Company:
   Loans held for investment                    892,308        836,955         724,207
   Loans held for sale by Commonwealth          125,646         58,594          23,610
                                             ----------     ----------      ----------

                                              1,017,954        895,549         747,817
                                             ----------     ----------      ----------
     Total loans serviced                    $2,375,173     $2,199,065      $2,087,707
                                              =========     ==========      ==========

--------------------

         The following table sets forth the geographic distribution of properties securing the loans serviced by Commonwealth at December 31, 1998.



                                                                Percentage of Total Principal
          State                    Principal Balance                      Balance
----------------------------------------------------------------------------------------------
                                 (dollars in thousands)

 Pennsylvania                               $1,253,678                            52.78%
 New Jersey                                    314,554                            13.24
 Maryland                                      268,438                            11.30
 Virginia                                      152,748                             6.43
 Connecticut                                    95,485                             4.02
 Delaware                                       53,164                             2.24
 New York                                       42,308                             1.78
 Rhode Island                                   40,734                             1.71
 Washington, D.C.                               24,702                             1.04
 Georgia                                        19,439                             0.82
 North Carolina                                 19,089                             0.80
 Florida                                        18,035                             0.76
 Massachusetts                                  17,274                             0.73
 Texas                                           8,425                             0.35
 Arizona                                         8,263                             0.35
 Ohio                                            5,358                             0.23
 South Carolina                                  5,043                             0.21
 Alabama                                         4,553                             0.19
 Illinois                                        3,253                             0.14
 California                                      2,636                             0.11
 Colorado                                        2,033                             0.09
 Other                                          15,961                             0.68
                                          ------------                          -------
                  Total                     $2,375,173                           100.00%
                                          ============                          =======

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

                                                     December 31,
                            --------------------------------------------------------------
                                     1998                 1997                1996
                            ---------------------  ------------------  -------------------
                                                 (dollars in thousands)
 30 to 59 days                $ 9,788     0.73%    $13,083    1.03%    $12,854     1.15%
 60 to 89 days                  2,418     0.18       2,503    0.20       7,980     0.71
 90 days and over              10,012     0.74       8,938    0.70       8,058     0.72
                               ------   ------     -------   -----     -------     ----
       Total (1)              $22,218     1.65%    $24,524    1.93%    $28,892     2.58%
                               ======   ======     =======   =====     =======     ====

----------------

(1) Does not include delinquent commercial loans which are fully guaranteed as to principal and interest by the SBA, which amounted to $1.1 million and $1.4 million at December 31, 1997 and 1996, respectively. There were no delinquent SBA loans at December 31, 1998.

         NONPERFORMING ASSETS. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.

                                                                                  December 31,
                                                         -------------------------------------------------------------------
                                                           1998          1997             1996          1995          1994
                                                         --------      --------         --------      --------      --------
                                                                             (dollars in thousands)

 Mortgage loans - Residential                              $ 5,119       $5,269           $5,240        $5,605       $4,137
 Consumer loans                                              1,598        1,324            1,335           221          215
 Commercial loans (1)                                        3,295        2,345            1,483           367            -
                                                           -------       ------          -------        ------       ------
   Total nonperforming loans                                10,012        8,938            8,058         6,193        4,352
 Real estate owned, net                                      1,049          626            1,090           752        1,927
 Investment securities                                          -            -                -            420(2)         -
                                                           -------       ------          -------        ------       ------
   Total nonperforming assets (1)                          $11,061       $9,564           $9,148        $7,365       $6,279
                                                            ======        =====            =====         =====       ======
 Nonperforming loans to total loans held for
   investment (1)                                            0.74%        0.70%            0.72%         0.77%         0.73%
                                                             ====         ====             ====          ====          ====
 Total nonperforming assets to total assets (1)              0.49%        0.42%            0.43%         0.51%         0.52%
                                                             ====         ====             ====          ====          ====

--------------

(1) Does not include nonperforming commercial loans which are fully guaranteed as to principal and interest by the SBA, which amounted to $1.1 million at both December 31, 1997 and 1996. There were no nonperforming SBA loans at December 31, 1998, 1995, and 1994.

(2) Consisted of a deposit with a financial institution which was in bankruptcy liquidation. The deposit was recovered by the Company in 1996.

         At December 31, 1998, the Company's $5.1 million of nonperforming single-family residential loans consisted of 94 loans having an average balance of $54,000.

         Forgone interest income on nonaccruing loans totaled $0.9 million at both December 31, 1998 and 1997. The actual amount of interest recorded as income on such loans amounted to $0.3 million for each of the years ended December 31, 1998, 1997, and 1996.

         At December 31, 1998, the Company's real estate owned totaled $1.0 million, primarily consisting of 20 single-family residential properties acquired through foreclosure or by deed-in-lieu of foreclosure. At December 31, 1997, real estate owned totaled $0.6 million, consisting of 13 single-family residential properties acquired through foreclosure or by deed-in-lieu of foreclosure. At year-end 1996, real estate owned totaled $1.1 million, consisting of 23 single-family residential properties acquired through foreclosure or by deed-in-lieu of foreclosure.

           During 1998, the Company sold 20 single-family residential properties which were held as real estate owned for a nominal net gain and acquired an additional 27 single-family residential properties through foreclosure or deed-in-lieu thereof. During 1997, the Company sold 27 single-family residential properties which were held as real estate owned for a net loss of $0.1 million, and acquired an additional 17 single-family residential properties through foreclosure or deed-in-lieu thereof. During 1996, the Company sold 11 single-family residential properties which were held as real estate owned for a net loss of $0.1 million, and acquired an additional 24 single-family residential properties through foreclosure or deed-in-lieu thereof.

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

         A fourth category, designated "special mention", reflects those assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss, but which represent potential future problem assets. At December 31, 1998, the Company had $5.3 million of assets classified as special mention.

         ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated loan losses based upon an assessment of prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectibility of the loan portfolio. In management's opinion, the allowance for loan losses is sufficient to absorb estimated losses in the loan portfolio.

         The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.



                                                   Year Ended December 31,
                                      -------------------------------------------------


                                      1998        1997        1996      1995       1994
                                      ----     --------    --------   -------   -------

                                                       (dollars in thousands)


 Allowance at beginning of year        $9,024       $9,971    $7,485       $7,307     $7,309
                                        -----        -----     -----        -----      -----
 Provision                              3,500        1,600       601          578        168
 Charge-offs:
   Mortgage                              (566)        (453)     (189)        (362)      (103)
   Consumer                            (1,857)      (1,383)     (478)        (125)      (191)
   Commercial                            (706)        (963)       -            -          -
                                        -----       ------    ------      -------     ------
     Total charge-offs                 (3,129)      (2,799)     (667)        (487)      (294)
 Recoveries:
   Mortgage                                32          147       133           68         39
   Consumer                                78           74        29           19         85
   Commercial                              84           31        18            -          -
                                        -----       ------    ------      -------     ------
     Total recoveries                     194          252       180           87        124
 Allowance Acquired in
   Berks Acquisition                      -            -       2,372          -           -
                                        -----       ------    ------      -------     ------
 Allowance at end of year              $9,589       $9,024    $9,971       $7,485     $7,307
                                        =====        =====     =====        =====      =====
 Allowance for loan losses to
   total nonperforming loans at end
   of year                              95.78%      100.96%   123.74%      120.86%    167.90%
                                        =====       ======    ======      =======     ======
 Allowance for loan losses to
   total loans held for investment
   at end of year                        0.71%        0.71%     0.89%        0.93%      1.22%
                                         ====         ====      ====         ====     ======

----------------------

         The following table presents the Company's allowance for loan losses allocated by categories of loans held for investment at the dates indicated.

                                                                            December 31
                                           -----------------------------------------------------------------------------
                                                     1998                      1997                       1996
                                           ----------------------    -----------------------  --------------------------
                                                      Percent of                 Percent of                 Percent of
                                                       Loans by                   Loans by                   Loans by
                                           Amount     Category(1)     Amount     Category(1)    Amount      Category (1)
                                           ------     -----------     -------    -----------    ------      ------------
                                                                               (dollars in thousands)
 Breakdown of allowance:
   Mortgage loans                          $2,207         0.23%       $2,536        0.26%       $5,339          0.63%
   Consumer loans                           3,412         1.42         2,916        1.50         2,505          1.48
   Commercial loans                         3,970         2.86         3,572        3.72         2,127          3.00
   SBA loans                                   -            -             -           -             -             -
                                           ------        -----        ------       -----       -------         -----
   Total allowance for loan
     losses                                $9,589         4.51%       $9,024        5.48%       $9,971          5.11%
                                           ======        ======       ======       ======       ======         ======


                                                               December 31
                                           -----------------------------------------------------
                                                       1995                        1994
                                            --------------------------  ------------------------
                                                         Percent of                 Percent of
                                                          Loans by                   Loans by
                                              Amount     Category (1)    Amount     Category(1)
                                              ------     ------------    ------     -----------

 Breakdown of allowance:
   Mortgage loans                             $5,228        0.80%         $5,074        1.27%
   Consumer loans                              1,992        1.79           1,983        1.90
   Commercial loans                              265        2.18             250        3.94
   SBA loans                                      -           -                -         -
                                             -------       -----          ------       -----
   Total allowance for loan
     losses                                   $7,485        4.77%         $7,307        7.11%
                                              ======       ======         ======        =====

---------------
(1)   Total loans exclude mortgage loans held for sale.

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

       In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company segregated its mortgage-backed and investment securities into two categories, those held to maturity and those available for sale. Held-to-maturity securities are recorded at amortized cost. Available-for sale securities are recorded at fair value, with unrealized gains and losses, net of related tax effects, excluded from earnings and reported as a separate component of shareholders' equity.

       At December 31, 1998, the Company's $524 million of mortgage-backed securities were comprised of $132 million and $392 million of held-to-maturity and available-for-sale mortgage-backed securities, respectively. At December 31, 1998, $310 million, or 59%, of the Company's mortgage-backed securities were issued or guaranteed by GNMA, FHLMC, or FNMA. As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the GNMA, the FHLMC, or the FNMA, and serve to further diversify the Company's mortgage-backed securities portfolio. At December 31, 1998, $215 million, or 41%, of the Company's mortgage-backed securities portfolio were private mortgage-backed securities. At December 31, 1998, $444 million, or 85%, of the Company's mortgage-backed securities portfolio had fixed rates of interest, and $80 million, or 15%, had adjustable rates of interest.

       Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees related to the securities, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company.

       At December 31, 1998 and 1997, mortgage-backed securities with an amortized cost of $164 million and $256 million, respectively, and a market value of $165 million and $258 million, respectively, collateralized certain securities sold under agreements to repurchase (see Note 8). Mortgage-backed securities with an amortized cost at December 31, 1998 and 1997, of $34 million and $19 million, respectively (market value of $34 million and $19 million, respectively), were pledged as collateral for depositors. Mortgage-backed securities with an amortized cost at December

31, 1998 and 1997, of $0.2 million and $0.4 million, respectively (market value of $0.2 million and $0.4 million, respectively), were pledged as collateral for interest rate swap agreements.


       The following table sets forth the activity in the Company's mortgage-backed securities portfolio during the periods indicated.


                                                                    Year Ended December 31,
                                                           --------------------------------------------
                                                              1998              1997            1996
                                                           -----------     -------------    -----------
                                                                           (in thousands)

 Mortgage-backed securities at beginning of year              $735,291        $752,707       $463,353
 Purchases                                                     156,958         189,818        412,676
 Sales or call                                                 (30,000)        (41,770)          -
 Repayments and prepayments                                   (337,291)       (166,838)      (122,895)
 Unrealized (loss) gain on available-for-sale
   mortgage-backed securities                                     (817)          1,374           (427)
                                                             ---------        --------       --------
 Mortgage-backed securities at end of year (1)                $524,141        $735,291       $752,707
                                                               =======         =======        =======

----------------

 (1) At December 31, 1998, the amortized cost and market value of the Company's total mortgage-backed securities (including held-to-maturity and available-for-sale mortgage-backed securities) amounted to $520 million and $526 million, respectively.

       At December 31, 1998, the contractual maturity of substantially all of the Company's mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments also affect the yield to maturity. The yield on a security is based upon the interest income and the amortization of any premium or accretion of any discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized or accreted over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of a mortgage-backed security, and these assumptions are reviewed periodically to reflect actual and anticipated prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages, and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates, generally, is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

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

       The following table sets forth information regarding the amortized cost and market value of the Company's investment securities at the dates indicated. There were no held to maturity investment securities at the dates indicated.



                                                      December 31,
                              -----------------------------------------------------------------
                                       1998                 1997                   1996
                              --------------------  -------------------   ---------------------

                               Amortized   Market    Amortized   Market   Amortized     Market
                                  Cost     Value        Cost     Value        Cost      Value
                              ----------  -------   ----------- -------   ----------  ---------
                                                      (in thousands)

 Available for sale (at
   market):
   U.S. Treasury and U.S.
     Government agency
     securities                $12,000     $11,999    $39,980     $40,041    $47,963    $48,089
   Corporate Bonds              19,997      20,140         -           -          -          -
   Mortgage Security Mutual
     Fund                           -           -       2,373       2,404      2,215      2,209
   Equity Servicing                                                            2,880      2,880
     Partnership                 1,700       1,700      4,819       4,819
   Other Equity Investments        710         676      3,256       4,062        757        757
                               -------     -------    -------     -------    -------    -------
      Total                    $34,407     $34,515    $50,428     $51,326    $53,815    $53,935
                                ======      ======     ======      ======     ======     ======


         The following table sets forth certain information regarding the maturities of the Company's investment securities (all of which were classified as available for sale) at December 31, 1998.

                                                   Contractually Maturing
                              ------------------------------------------------------------------

                                                  Weighted                           Weighted
                                   Under 1        Average                  1-5       Average
                                    Year           Yield                  Years       Yield
                                    ----           -----                  -----       -----
                                                     (dollars in thousands)

 U.S. Treasury and U.S.
   Government agency                  $11,999          5.48%        $     -                 -   %
   securities                            -                -              20,140           5.80
 Corporate Bonds

 Equity Servicing Partnership            -                -               1,700            N/A
 Other Equity Investments                -                -                 676            N/A
                                      -------                           -------
                                      $11,999          5.48%            $22,516           5.80%
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

         The Company attracts deposits through a network of convenient branch office locations by offering a wide variety of accounts and services, competitive interest rates, and extended customer hours. At December 31, 1998, the branch offices of the Company consisted of 40 traditional full-service offices and 20 full-service offices located in supermarkets. The Company opened its first supermarket branch in 1994 and opened an additional nine, four, three, and three in 1995, 1996, 1997, and 1998 respectively. Currently, the Company intends to open an additional supermarket branch and one mini-traditional branch in its market area and address certain underperforming branches during 1999.

         In addition to the Company's extensive branch network, the Company currently maintains 58 automated teller machine ("ATM") locations. The Company also maintains a 24 hour telephone banking service known as COM-LINE.

         The Company's focus on customer service and convenience has facilitated its acquisition of lower-cost demand deposits and savings accounts, which generally have rates which are substantially less than certificates of deposit. At December 31, 1998, total demand deposits and savings deposits amounted to 44% and 14% of the Company's total deposits, respectively. During 1998, the weighted average rate paid on the Company's demand deposits and savings deposits amounted to 2.41% and 2.23%, respectively, as compared to a weighted average rate paid of 5.46% on the Company's certificates of deposit during this same period.

         The following table sets forth certain information relating to the Company's deposits at the dates indicated.


                                                               December 31,
                             -------------------------------------------------------------------------------
                                      1998                       1997                      1996
                             ------------------------   ----------------------- ----------------------------


                                              Percent                   Percent                   Percent
                                              of Total                  of Total                  of Total
                                    Amount    Deposits      Amount      Deposits     Amount       Deposits
                                    ------    --------      ------      --------     ------       --------
                                                          (dollars in thousands)

 NOW Accounts                     $ 216,668     13.50%    $  172,442      11.11%   $ 171,567        11.50%
 Money market deposits              390,822     24.34        324,959      20.93      278,527        18.68
 Noninterest-bearing
  deposits                          103,327(1)   6.44         81,653       5.26       60,957         4.09
                                   --------    ------     ----------     ------     --------       ------
      Total demand deposits         710,817     44.28        579,054      37.30      511,051        34.27
                                   --------    ------     ----------     ------     --------       ------
 Savings deposits                   227,423     14.17        229,290      14.77      260,089        17.44
 Certificate of deposit
   accounts:
   6 months or less                 317,232     19.76        259,519      16.71      304,674        20.43
   7-12 months                      151,258      9.42        220,341      14.19      175,425        11.76
   13-36 months                     148,958      9.28        216,011      13.91      199,292        13.36
   More than 36 months               49,611      3.09         48,609       3.12       40,919         2.74
                                   --------    ------     ----------     ------     --------       ------
   Total certificates               667,059     41.55        744,480      47.93      720,310        48.29
                                   --------    ------     ----------     ------     --------       ------
   Total deposits                $1,605,299    100.00%    $1,552,824     100.00%  $1,491,450       100.00%
                                  =========    ======      =========     ======    =========       ======


------------

(1)  Includes $57 million of business checking accounts.

         The following table sets forth the activity in the Company's deposits during the periods indicated.


                                                  Year Ended December 31,
                                      --------------------------------------------
                                          1998             1997            1996
                                      -------------   --------------   -----------
                                                (dollars in thousands)

 Beginning balance                     $1,552,824        $1,491,450     $1,076,549
 Net (decrease) increase
   before interest (1)                     (2,595)            9,540        371,952
 Interest credited                         55,070            51,834         42,949
                                       ----------        ----------     ----------
 Net increase
   in deposits                             52,475            61,374        414,901
                                       ----------        ----------     ----------
 Ending balance                        $1,605,299        $1,552,824     $1,491,450
                                        =========         =========      =========

-------------------

(1) Includes $379.7 million of deposits assumed in connection with the Berks Acquisition in June 1996.

     The following table sets forth by various interest rate categories the Company's certificates of deposit at the dates indicated.


                                                            December 31,
                                             -----------------------------------------
                                                 1998           1997           1996
                                             -----------   -------------   -----------
                                                     (dollars in thousands)

 0.00% to 2.99%                               $  1,295        $  1,166       $  3,132
 3.00% to 3.99%                                  1,776           6,051         79,101
 4.00% to 4.99%                                224,329         125,241        165,704
 5.00% to 6.99%                                436,614         608,379        465,258
 7.00% to 8.99%                                  2,965           3,569          6,833
 9.00% to 10.99%                                    80              74            282
 11.00% and over                                    -               -              -
                                               -------         -------        -------
 Total                                        $667,059        $744,480       $720,310
                                               =======         =======        =======

         The following table sets forth the amount and remaining maturities of the Company's certificates of deposit at December 31, 1998.


                                            Over Six Months     Over One    Over Two Years
                              Six Months        Through       Year Through     Through       Over Three
                               and Less         One Year       Two Years     Three Years       Years
                            -------------   ---------------  -------------- --------------  ------------
                                                    (dollars in thousands)

 0.00% to 1.99%                 $  1,178         $     -        $     -         $     -       $     -
 2.00% to 2.99%                      117               -              -               -             -
 3.00% to 3.99%                    1,756               16              4              -             -
 4.00% to 4.99%                  140,799           43,304         30,734          6,863         2,629
 5.00% to 6.99%                  172,850          107,257         97,367         12,382        46,758
 7.00% to 8.99%                      527              681            960            573           224
 9.00% to 10.99%                       5               -              -              75            -
 11.00% & over                        -                -              -              -             -
                                --------         --------        -------        -------       -------
 Total                          $317,232         $151,258       $129,065        $19,893       $49,611
                                ========          =======        =======         ======        ======


         At December 31, 1998, the Company had $91 million of certificates of deposit in amounts equal to or greater than $100,000, of which $64 million was scheduled to mature within six months, $14 million was scheduled to mature in over six months through 12 months, and $13 million was scheduled to mature in a time period greater than 12 months.

         BORROWINGS. The Company may obtain advances from the FHLB of Pittsburgh by pledging the common stock it owns in the FHLB and by pledging certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At December 31, 1998, the Company had $241 million of advances from the FHLB of Pittsburgh.

         From time to time the Company enters into agreements to sell securities under terms which require it to repurchase the same securities by a specified date. Repurchase agreements are considered borrowings which are secured by the sold securities. At December 31, 1998, the Company had $166 million of repurchase agreements outstanding.

         The following table sets forth the amount and weighted average rate of the Company's borrowings at the dates indicated.


                                            December 31,
                     --------------------------------------------------------------
                            1998                  1997                  1996
                     -----------------  -----------------------  ------------------
                                          (dollars in thousands)


 FHLB advances        $240,500   5.32%    $213,000     5.83%      $175,000    5.48%
 Repurchase
  agreements           166,000   6.21      246,099     5.73        176,674    5.47
                       -------             -------                 -------
    Total
     Borrowings(1)    $406.500   5.68%    $459.099     5.78%      $351,674    5.48%
                       =======             =======                 =======

---------------

(1) Does not include interest expense associated with interest rate swaps and interest rate caps.


         The following table sets forth certain information relating to the Company's borrowings at the dates and for the periods indicated.





                                                       At or For the Year Ended December 31,
                                          ------------------------------------------------------------
                                                1998                1997                  1996
                                          ---------------   --------------------   -------------------

                                                               (dollars in thousands)
 FHLB advances:
   Maximum balance                          $368,000               $238,000               $202,500
   Average balance                          $285,615               $211,107               $138,917
   Weighted average rate:
     at end of period                          5.32%                  5.83%                  5.48%
     during the period                         5.65%                  5.67%                  5.62%

 Repurchase agreements:
   Maximum balance                          $240,521               $264,677               $176,674
   Average balance                          $205,018               $242,794               $154,523
   Weighted average rate:
     at end of period                          6.21%                  5.73%                  5.47%
     during the period                         5.88%                  5.90%                  5.91%

-----------------

EMPLOYEES

         The Company had 680 full-time employees and 241 part-time employees at December 31, 1998. None of these employees are represented by a collective bargaining agent.

SUBSIDIARIES

         A brief description of the activities of the Company's active subsidiaries is set forth below.

         COMMONWEALTH BANK. The Bank is a federally chartered stock savings bank which conducts business from its executive offices in Norristown, Pennsylvania and, as of December 31, 1998, 60 full-service offices, including
20 supermarket branch offices, located in southeast Pennsylvania.   ComNet
Mortgage Services ("ComNet"), a division of the Bank, also located in Norristown, conducts business through eight loan origination offices located in Pennsylvania, New Jersey, Rhode Island, and Virginia. ComNet also originates loans through a network of correspondents, primarily in the eastern United States. Homestead Mortgage conducts business through three loan origination offices located in Maryland.

         COMMONWEALTH INVESTMENT CORPORATION OF DELAWARE, INC. At December 31, 1998, $6 million, or 1%, of the Company's mortgage-backed securities were held by Commonwealth Investment Corporation of Delaware, Inc., a wholly-owned subsidiary of the Company which was incorporated under the laws of Delaware in 1996.

         CFSL INVESTMENT CORPORATION. At December 31, 1998, $47 million, or 9%, of the Company's mortgage-backed securities were held by CFSL Investment Corporation, a wholly-owned subsidiary of the Bank which was incorporated under the laws of Delaware in 1987.

         FIRSTCOR, LTD. The activities of Firstcor, Ltd. ("Firstcor") consist primarily of investing in limited partnerships which have been formed for the purpose of investing in real estate for low income families, elderly housing projects, and/or the preservation or restoration of historically or architecturally significant buildings or structures. At December 31, 1998, Firstcor had nine investments in such partnerships with an aggregate carrying value of $4.1 million. The investments held by these partnerships are all located in southeast Pennsylvania. In addition, Firstcor, through an independent brokerage, makes available investments in annuities and mutual funds to customers of the Company.

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

COMPETITION

       The Company faces strong competition in attracting deposits and making loans. Its most direct competition for deposits has historically come from other savings associations, credit unions and commercial banks located in eastern Pennsylvania, including many large financial institutions which have greater financial and marketing resources available to them. In addition, the Company faces additional significant competition for investors' funds from short-term money market securities, mutual funds, and other corporate and government securities. The ability of the Company to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity, and risk comparable to that offered by competing investment opportunities.

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

       NET OPERATING LOSS CARRYOVERS. For losses incurred in taxable years beginning 1976 through August 6, 1997, a financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. For taxable years beginning after August 6, 1997, the carryback period is two years and the carryforward period is twenty years. At December 31, 1998, the Company had no net operating loss carryforwards for federal income tax purposes.

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

       The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, which imposes a tax at the rate of 11.5% of the Bank's net earnings, determined in accordance with GAAP. For fiscal years beginning in 1983, and thereafter, NOLs may be carried forward and allowed as a deduction for three succeeding years. This Act exempts the Bank from all other corporate taxes imposed by Pennsylvania for state tax purposes, and from all local taxes imposed by political subdivisions thereof, except taxes on real estate and real estate transfers. At December 31, 1998, the Company had net loss carryforwards for state tax purposes totaling $8.9 million, which expire beginning in 1999.

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

       In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors, and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1998, the Bank was in compliance with the above restrictions.

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

       The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") amended provisions of the Bank Holding Company Act of 1956 to specifically authorize the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings institution. FIRREA also authorized a bank holding company that controls a savings institution to merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

       FEDERAL SECURITIES LAWS. The Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

THE BANK

       GENERAL. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS, and are subject to periodic examinations by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

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

       Beginning January 1, 1997, Financing Corporation ("FICO") assessments of
6.5 and 1.3 basis points were added to the regular assessment for the SAIF-assessable and the BIF-assessable base, respectively. As of December 31, 1998, the FICO assessments were 6.1 and 1.2 basis points for the SAIF-assessable and the BIF-assessable base, respectively. The FICO rate is not tied to the FDIC risk classification, referred to above, and was the result of the Deposit Insurance Act of 1996. It is anticipated that assessments for BIF and SAIF members will be the same after 1999.

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

       Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits, and is reduced by intangible assets, with a limited exception for purchased mortgage servicing rights and originated mortgage servicing rights. Tangible capital is given the same definition as core capital but does not include qualifying intangible assets. The Bank had $40 million of goodwill and other intangible assets at December 31, 1997. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Bank's regulatory capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; 45% of any pretax unrealized gains on available for sale equity securities; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets.

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

       At December 31, 1998, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 5.9%, 5.9% and 11.6%, respectively. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Capital Requirements" in Item 7 hereto.

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

       Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance, and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

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

       At December 31, 1998, the Bank was deemed a "well capitalized" institution for purposes of the above regulations and as such was not subject to the above mentioned restrictions.

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

       LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At December 31, 1998, the Company's liquid asset ratio was 6.25%.

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

       Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval.

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

       At December 31, 1998, the Bank was a Tier 1 institution for purposes of this regulation.

       The OTS amended its capital distribution regulation effective April 1, 1999. Under the new regulation, savings institutions are permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized." A savings institution is adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more and does not meet the definition of "well capitalized." Because the Bank is a subsidiary of the Company, the new regulation still requires the Bank to provide notice to the OTS of its intent to make a capital distribution.

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

       QUALIFIED THRIFT LENDER TEST ("QTL"). All savings institutions are required to meet a QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings institution that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

       A savings institution is a QTL if (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution's assets constitute housing-related and other qualifying assets) or (ii) at least

65% of the institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At December 31, 1998, the qualified thrift investments of the Bank were approximately 100% of its portfolio assets.

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

       As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1998, the Bank had $18 million in FHLB stock, which was in compliance with this requirement.

       The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 1998, dividends paid by the FHLB of Pittsburgh to the Bank amounted to $1.1 million, compared to $0.9 million for the year ended December 31, 1997.

       FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts). As of December 31, 1998, no reserves were required to be maintained on the first $4.9 million of transaction accounts, reserves of 3% were required to be maintained against the next $41.6 million of net transaction accounts (with such dollar amounts subject to adjustment by the Federal Reserve Board), and a reserve of 10% (which is subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

ITEM 2. PROPERTIES

OFFICE AND PROPERTIES

At December 31, 1998, the Bank conducted its business from its corporate offices in Norristown, Pennsylvania and 60 full-service offices, including 20 supermarket branches, located in southeast Pennsylvania.

       The following table sets forth certain information relating to the Bank's offices at December 31, 1998.

                                                                             Net Book Value of
                                                                                Property &
(in  thousands)                                                                 Leasehold
                                                              Lease          Improvements at
                                           Owned or         Expiration         December 31,           Deposits at
                 Location                   Leased             Date               1998(1)           December 31, 1998
-------------------------------------- ----------------- --------------- ------------------------ ---------------------
CORPORATE HEADQUARTERS:
-----------------------

NORRISTOWN:                                 Leased             02/12            $1,658                    $51,602
2 West Lafayette Street
Norristown, PA 19401

TRADITIONAL FULL-SERVICE OFFICES:
---------------------------------

NORRISTOWN:                                 Leased             02/12               346                     35,707
2 West Lafayette Street
Norristown, PA 19401

TRAPPE:                                     Leased             10/10               201                     31,272
Trappe Shopping Center
130 West Main Street, Suite 158
Trappe, PA 19426

KING OF PRUSSIA:                            Leased             09/03               149                     39,941
DeKalb Plaza Shopping Center
338 West DeKalb Pike
King of Prussia, PA 19406

PARK RIDGE:                                 Leased             01/03                --                     59,398
Park Ridge Shopping Center
2701 West Main Street
Norristown, PA 19403

SWEDE SQUARE:                               Leased             10/01               184                     72,610
Swede Square Shopping Center
2947 Swede Road
Norristown, PA 19401

                                                                             Net Book Value of
                                                                                Property &
(in  thousands)                                                                 Leasehold
                                                              Lease          Improvements at
                                           Owned or         Expiration         December 31,           Deposits at
                 Location                   Leased             Date               1998(1)           December 31, 1998
-------------------------------------- ----------------- --------------- ------------------------ ---------------------
AUDUBON:                                    Leased            08/03                    $52                    $43,807
Audubon Village Shopping Center
2806 Audubon Village Drive
Norristown, PA 19403

NEWTOWN SQUARE:                              Owned             --                      320                     38,200
3531 West Chester Pike
Newtown Square, PA 19073

FRANKFORD AVENUE:                            Owned             --                      348                     56,504
7149 Frankford Avenue
Philadelphia, PA 19135

CASTOR AVENUE:                               Owned             --                      146                     51,800
6537 Castor Avenue
Philadelphia, PA 19149

PENNDEL:                                     Owned             --                      128                     25,806
U.S. # 1 & Durham Road
Penndel, PA 19047

WELSH ROAD:                                  Owned             --                      150                     57,725
2501 Welsh Road
Philadelphia, PA 19114

GLENSIDE:                                    Owned             --                      316                     64,092
139 South Easton Road
Glenside, PA 19038

WESTTOWN:                                   Leased            11/99                      7                     32,496
Marketplace Shopping Center
1502 West Chester Pike
West Chester, PA 19382

KENNETT SQUARE:                             Leased            12/03                    161                     23,596
New Garden Center
345 Scarlett Road
Kennett Square, PA 19348

WEST GROVE:                                  Owned             --                      133                     17,386
106 West Evergreen Street
West Grove, PA 19390

WAYNE:                                      Leased            08/01                     --                     25,491
Chesterbrook Village Center
500 Chesterbrook Boulevard, Suite B-5
Wayne, PA 19087

                                                                             Net Book Value of
                                                                                Property &
(in  thousands)                                                                 Leasehold
                                                              Lease          Improvements at
                                           Owned or         Expiration         December 31,           Deposits at
                 Location                   Leased             Date               1998(1)           December 31, 1998
-------------------------------------- ----------------- --------------- ------------------------ ---------------------
LANSDALE:                                    Leased           06/99                         $23               $50,791
521 West Main Street
Lansdale, PA 19446

HILLCREST:                                   Leased           07/02                         --                 31,459
Hillcrest Shopping Center
638 East Main Street
Lansdale, PA 19446

SUMNEY FORGE:                                Leased           08/99                           8                39,102
Sumney Forge Square
1601 Valley Forge Road
Lansdale, PA 19446

SOUDERTON:                                    Owned            --                           198                17,162
705 Route 113
Souderton, PA 18964

CONSHOHOCKEN:                                Leased           10/09                         245                81,304
Plymouth Square Shopping Center
200 West Ridge Pike, Suite 108
Conshohocken, PA 19428

PHOENIXVILLE:                                Leased           03/12                         426                20,815
Maple Lawn Village Center
510 Kimberton Road
Phoenixville, PA 19460

ROYERSFORD:                                  Leased           01/16                         309                 4,934
Limerick Square
70 Buckwalter Road, Suite 650
Royersford, PA 19468

TACONY:                                      Leased           02/02                         --                 57,954
6958 Torresdale Avenue
Philadelphia, PA 19135

HOLMESBURG:                                  Leased           07/00                          15                39,227
8729 Frankford Avenue
Philadelphia, PA 19136

ACADEMY:                                     Leased           02/02                           5                33,404
3292 Red Lion Road
Philadelphia, PA 19114

MAYFAIR:                                      Owned            --                           326                25,681
7425 Frankford Avenue
Philadelphia, PA 19136

                                                                             Net Book Value of
                                                                                Property &
(in  thousands)                                                                 Leasehold
                                                              Lease          Improvements at
                                           Owned or         Expiration         December 31,           Deposits at
                 Location                   Leased             Date               1998(1)           December 31, 1998
-------------------------------------- ----------------- --------------- ------------------------ ---------------------
5TH & PENN STREETS:                          Owned              --                       $1,105               $43,733
445 Penn Street
Reading, PA 19601

9TH & SPRING STREETS:                        Owned              --                          404                29,799
956 North Ninth Street
Reading, PA 19604

LANCASTER AVENUE:                           Leased             12/04                         31                38,556
830 Lancaster Avenue
Reading, PA 19607

MOHNTON:                                     Owned              --                          453                25,536
14 West Wyomissing Avenue
Mohnton, PA 19540

TEMPLE:                                      Owned              --                          322                44,643
4950 Kutztown Road
Temple, PA 19560

RIVERSIDE:                                   Owned              --                          330                31,071
2040 Centre Avenue
Reading, PA 19605

HEIDELBERG:                                 Leased             06/07                         75                30,914
4641 Penn Avenue
Sinking Spring, PA 19608

KUTZTOWN:                                    Owned              --                          273                20,316
601 East Main Street
Kutztown, PA 19530

EXETER:                                     Leased             03/00                         35                33,509
4215 Perkiomen Avenue
Reading, PA 19606

BIRDSBORO:                                  Leased             09/01                         18                15,367
350 West Main Street
Birdsboro, PA 19508

LEBANON VALLEY:                              Owned              --                          317                28,966
2203 West Cumberland Street
Lebanon, PA 17042

LEBANON:                                     Owned              --                          149                 1,828
152 North Eighth Street
Lebanon, PA 17046

WYOMISSING:                                 Leased             03/00                          2                 2,554
320 Abington Drive
Wyomissing, PA 19610

                                                                             Net Book Value of
                                                                                Property &
(in  thousands)                                                                 Leasehold
                                                              Lease          Improvements at
                                           Owned or         Expiration         December 31,           Deposits at
                 Location                   Leased             Date               1998(1)           December 31, 1998
-------------------------------------- ----------------- --------------- ------------------------ ---------------------

SUPERMARKET BRANCHES:
GIANT-WHITEHALL:                            Leased            11/99                          $33               $8,996
MacArthur Towne Centre
2540 MacArthur Road, Suite 200
Whitehall, PA 18052

REDNER'S COLLEGEVILLE:                      Leased            01/10                           52                8,027
Redner's Warehouse Market
Marketplace at Collegeville
201 Second Avenue, Suite 100
Collegeville, PA 19426

GIANT-FAIRLESS HILLS:                       Leased            01/00                           37               11,781
Fairless Hills Shopping Center
473 Oxford Road South
Fairless Hills, PA 19030

GIANT-SINKING SPRING:                       Leased            06/00                           54                7,705
Spring Towne Center
2643 Shillington Road
Sinking Spring, PA 19608

GIANT-ALDEN:                                Leased            12/01                          104                5,249
Providence Village
543 North Oak Avenue
Alden, PA 19018

GIANT-BLUE BELL:                            Leased            07/00                           52               11,798
The Shoppes at Blue Bell
1760 DeKalb Pike
Blue Bell, PA 19422

GIANT-TREXLERTOWN:                          Leased            03/01                           81                7,577
Trexler Mall
6900 Hamilton Boulevard, PO Box 977
Trexlertown, PA 18087

GIANT-TROOPER:                              Leased            03/01                           82                6,208
Audubon Square Shopping Center
2668 Egypt Road
Norristown, PA 19403

REDNER'S-DOYLESTOWN:                        Leased            09/10                           59                6,458
Doylestown Pointe
1661 Easton Road, Suite 2
Warrington, PA 18976

                                                                             Net Book Value of
                                                                                Property &
(in  thousands)                                                                 Leasehold
                                                              Lease          Improvements at
                                           Owned or         Expiration         December 31,           Deposits at
                 Location                   Leased             Date               1998(1)           December 31, 1998
-------------------------------------- ----------------- --------------- ------------------------ ---------------------
GUINTA'S THRIFTWAY:                         Leased             02/10                        $48                $8,676
Bradford Plaza
700 Downingtown Pike, Suite 130
West Chester, PA 19380

CLEMENS-EXTON:                              Leased             06/10                         49                 5,366
Lionville Shopping Center
170 Eagleview Boulevard
Exton, PA 19341

WEIS-POTTSTOWN:                             Leased             07/10                         57                 6,158
The Pottstown Center
223 Shoemaker Road
Pottstown, PA 19464

THRIFTWAY-PORT RICHMOND:                    Leased             09/10                         68                 8,737
Port Richmond Village
2497 Aramingo Avenue, Suite 2
Philadelphia, PA 19125

SHOPRITE-FAR NORTHEAST:                     Leased             09/11                        108                11,772
Boulevard Plaza
11000 Roosevelt Boulevard
Philadelphia, PA 19116

GIANT-SOUTHAMPTON:                          Leased             02/02                        104                 5,127
Southampton Shopping Center
466 A Second Street Pike
Southampton, PA 18966

SUPERFRESH-COTTMAN :                        Leased             04/02                        126                 4,592
Cottman & Bustleton Center
2151 Cottman Avenue
Philadelphia, PA 19149

GIANT-HORSHAM:                              Leased             06/02                        107                 3,191
Horsham Point Shopping Center
314 Horsham Road, Unit A
Horsham, PA 19044

GIANT-WARMINSTER:                           Leased             06/03                        190                 1,278
Cedar Pointe Plaza
720-D West Street Road
Warminster, PA 18974

SPRING HOUSE CLEMENS:                       Leased             11/03                        196                   320
Spring House Center/Clemens Market
563 Village Center, Suite - A
Spring House, PA 19477

                                                                             Net Book Value of
                                                                                Property &
(in  thousands)                                                                 Leasehold
                                                              Lease          Improvements at
                                           Owned or         Expiration         December 31,           Deposits at
                 Location                   Leased             Date               1998(1)           December 31, 1998
-------------------------------------- ----------------- --------------- ------------------------ ---------------------
OXFORD - SHOPRITE:                          Leased            11/03                        $190                  $225
Lawndale Plaza
6301 Oxford Avenue
Philadelphia, PA 19111






















--------------------------------------------------------
(1) Does not include furniture, fixtures and equipment.

The following table sets forth certain information relating to ComNet's offices at December 31, 1998.



        Location                             Year Opened         Owned or Leased        Lease Expiration Date
---------------------------------------  -------------------  --------------------  ---------------------------
WARWICK, RHODE ISLAND:                            1988              Leased                    06/99
875 Centerville Road
Warwick, RI 02886

HORSHAM, PENNSYLVANIA:                            1988              Leased                    03/01
Horsham Business Center
300 Welsh Road, Building #4 Suite 150
Horsham, PA 19044

MOUNT LAUREL, NEW JERSEY:                         1988              Leased                    03/99
533 Fellowship Road, Suite 250
Mount Laurel, NJ 08054

LEBANON, NEW JERSEY                               1998              Leased                    01/99
108 Main street
Lebanon, NJ 08833

READING, PENNSYLVANIA:                            1997              Owned                      --
Commonwealth Bank Center
10 North Fifth Street
Reading, PA 19601

FAIRFAX, VIRGINIA:                                1998              Leased                    04/03
10400 Easton Plaza, Suite 103
Fairfax, VA 22030

CONSHOHOCKEN, PENNSYLVANIA:                       1997              Leased                    01/99
207 Fayette Street
Conshohocken, PA 19428

NORRISTOWN, PENNSYLVANIA:                         1997               Owned                      --
104 West Main Street
Norristown, PA 19401

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



------------------------------------------

(2) Operate under the trade name of Homestead Mortgage.

ITEM 3.  LEGAL PROCEEDINGS.

       The Company is involved in routine legal proceedings occurring in the ordinary course of business, which in the opinion of management, in the aggregate, will not have a material adverse effect on the consolidated financial condition and results of operations of the Company.

       In August 1995, the Bank commenced litigation against the United States in the U.S. Court of Federal Claims (the "Claims Court") seeking to recover damages or other monetary relief for the loss of its supervisory goodwill. The suit alleges that the treatment of such goodwill mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") constitutes a breach of contract between the Bank and the United States and an unlawful taking of property by the United States without just compensation or due process in violation of the U.S. Constitution. The suit emanates from the Bank's acquisition of First Family Federal Savings and Loan Association of Lansdale, Pennsylvania in 1982, pursuant to which the government agreed to the use of the purchase method of accounting under generally accepted accounting principles and the recording of approximately $61 million of goodwill as an asset resulting from the voluntary supervisory merger. (There was no financial assistance from the Federal Savings and Loan Insurance Corporation.) Since the enactment of FIRREA, numerous suits have been filed on behalf of thrift institutions and their holding companies alleging similar theories for breach of contract. The goodwill balance associated with the First Family acquisition at the point of FIRREA enactment in 1989 was $48 million.

       In the past several years, the Claims Court, the United States Court of Appeals for the Federal Circuit, and the United States Supreme Court have handed down decisions relating to the liability portion of the breach of contract claims brought by other thrift institutions. On July 1, 1996, the United States Supreme Court ruled in the consolidated cases (United States v. Winstar Corporation) and determined that when Congress adopted the accounting changes to supervisory goodwill specified in FIRREA, the government had breached contractual agreements with these thrift institutions regarding the accounting rules. As of February 1999, the Claims Court had ruled in favor of thrift plaintiffs on liability for breach of contract in four additional Winstar-related cases. In February 1999, the Bank filed a motion for summary judgement on liability for breach of contract. However, the Courts may determine that the Bank's claims involve materially different facts and/or legal issues as to render the Winstar case inapplicable to the litigation and thereby result in a different conclusion from that of the Winstar case. Moreover, the damages portion of the claims presented by the Winstar-related plaintiff thrift institutions is currently being litigated and could take several years to resolve. There can be no assurance that the Bank will prevail in its action, and if it does prevail, that the Claims Court will find that the Bank is entitled to any substantial amount of damages.

       On October 31, 1996, the Bank filed a complaint against CoreStates Financial Corporation and others in the Court of Common Pleas for Chester County, Pennsylvania for damages related to Commonwealth's acquisition on June 28, 1996, of twelve former Meridian Bank branch offices from CoreStates. The complaint alleges, among other things, that CoreStates breached the branch sales agreement and that Commonwealth's relationships with its new customers were damaged as a result of negligence and errors committed by CoreStates and its affiliates in connection with the conversion of the former Meridian Bank customers to Commonwealth's banking system and the reissuance of bank cards for use at Commonwealth's automated teller machines.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         Not Applicable

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The information required herein is incorporated by reference from page 59 of the Company's 1998 Annual Report to Stockholders ("1998 Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

       The information required herein is incorporated by reference from page 12 of the 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The information required herein is incorporated by reference from pages 13 to 28 of the 1998 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       The information required herein is incorporated by reference from pages 22 to 25 of the 1998 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The information required herein is incorporated by reference from pages 32 to 58 of the 1998 Annual Report.

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  DOCUMENTS FILED AS PART OF THIS REPORT.

  (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

            Report of Independent Public Accountants
            Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996
            Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996
            Consolidated Statements of Cash Flows for the years ended
            December 31, 1998, 1997 and 1996
            Notes to Consolidated Financial Statements

  (2) All schedules for which provision is made in the applicable accounting regulation of the Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

  (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Index
--------------
                                                                                   Location
                                                                                   --------
3.1       Articles of Incorporation of Commonwealth Bancorp, Inc.                  (1)
3.2       Bylaws of Commonwealth Bancorp, Inc.                                     (1)
4.1       Form of Stock Certificate of Commonwealth Bancorp, Inc.                  (1)
10.1      1993 Amended Stock Incentive Plan**                                      (2)
10.2      1993 Amended Directors' Stock Option Plan**                              (2)
10.3      1993 Amended Management Recognition Plan for Officers**                  (2)

10.4      1993 Amended Management Recognition Plan for Directors**                  (2)
10.5      1996 Amended Stock Option Plan**                                          (2)
10.6      1996 Amended Recognition and Retention Plan**                             (2)
10.7      Employee Stock Ownership Plan and Trust**                                 (1)
10.8      Employment Agreements between Commonwealth Bancorp
            and Commonwealth Bank and Charles H. Meacham**                          *
10.9      Employment Agreements between Commonwealth Bancorp
            and Commonwealth Bank and Patrick J. Ward**                             *
10.10     Employment Agreements between Commonwealth Bancorp
            and Commonwealth Bank and Charles M. Johnston**                         *
10.11     Employment Agreement between Commonwealth Bank and William J. Monnich**   *
10.12     Employment Agreement between Commonwealth Bank and Peter A. Kehoe**       *
10.13     Employment Agreement between Commonwealth Bank and David K. Griest**      *
10.14     Employment Agreement between Commonwealth Bank and Brian C. Zwaan**       *
10.15     Excess Benefit Plan of Commonwealth Bank**                                (3)
10.16     Supplemental Executive Retirement Plan of Commonwealth Bank**             (3)
13.0      1998 Annual Report to Stockholders                                        *
22.0      Subsidiaries of the Registrant - Reference is made to
            "Item 1.  Business - Subsidiaries" for the required information
23.0      Consent of Independent Public Accountants                                 *
27.0      Financial Data Schedule                                                   *

--------------------------

*   Filed hereto

**  Management contract or compensatory plan or arrangement.

(1) Incorporated herein by reference from the Company's Registration Statement on Form S-1 filed with the Commission on December 18, 1995, as amended.

(2) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998 filed with the Commission on May 14, 1998.

(3) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 18, 1998.

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



/s/ Charles H. Meacham                                  March 16, 1999
-----------------------
Charles H. Meacham
Chairman of the Board,
 Chief Executive Officer
(principal executive officer)


/s/ Patrick J. Ward                                     March 16, 1999
--------------------
Patrick J. Ward
President, Chief
 Operating Officer


/s/ Charles M. Johnston                                 March 16, 1999
-----------------------
Charles M. Johnston
Senior Vice President, Chief
 Financial Officer
(principal financial and
  accounting officer)

/s/ George C. Beyer, Jr.                               March 16, 1999
-------------------------
George C. Beyer, Jr.
Director


/s/ Joseph E. Colen, Jr.                               March 16, 1999
-------------------------
Joseph E. Colen, Jr.
Director


/s/ Joanne Harmelin                                    March 16, 1999
-----------------------
Joanne Harmelin
Director


/s/ Michael T. Kennedy                                 March 16, 1999
-----------------------
Michael T. Kennedy
Director


/s/ Harry P. Mirabile                                  March 16, 1999
----------------------
Harry P. Mirabile
Director


/s/ Nicholas Sclufer                                   March 16, 1999
----------------------
Nicholas Sclufer
Director