Form 10-Q
period 1999-03-31
COMMONWEALTH BANCORP INC
filed 1999-05-12
CIK 1005126

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarter ended.........................................March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from.......................... to ................
    Commission File No...................................................0-27942

                           Commonwealth Bancorp, Inc.
          -------------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 2, 1999, there were 18,068,263 issued and 14,055,108 outstanding shares of the Registrant's Common Stock.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                                TABLE OF CONTENTS

Item                                                                                              Page
No.                                                                                                No.
--                                                                                                ---
       PART I - CONSOLIDATED FINANCIAL INFORMATION

1      Consolidated Financial Statements

       Consolidated Balance Sheets at March 31, 1999 and December 31, 1998                          3

       Consolidated Statements of Income for the Quarter Ended March 31, 1999
       and 1998                                                                                     4

       Consolidated Statements of Changes in Shareholders' Equity for the
       Quarter Ended March 31, 1999 and 1998                                                        5

       Consolidated Statements of Cash Flows for the Quarter Ended March 31,
       1999 and 1998                                                                                6

       Notes to Consolidated Financial Statements                                                   8

2      Management's Discussion and Analysis of Financial Condition and Results
       of Operations                                                                               12

3      Quantitative and Qualitative Disclosures about Market Risk                                  24

       PART II - OTHER INFORMATION

1      Legal Proceedings                                                                           25

2      Changes in Securities                                                                       25

3      Default Upon Senior Securities                                                              25

4      Submission of Matters to a Vote of Security Holders                                         25

5      Other Information                                                                           26

6      Exhibits and Reports on Form 8-K                                                            26

       Signatures                                                                                  27

                   Commonwealth Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                                   March 31,                 December 31,
                                                                                      1999                       1998
                                                                               -------------------        -------------------
Assets:
Cash and due from banks                                                                   $45,863                    $58,028
Interest-bearing deposits                                                                  47,491                     43,829
Short-term investments available for sale                                                   9,915                      4,820
Mortgage loans held for sale                                                               59,282                    120,642
Investment securities
   Securities available for sale (cost of $174,091
     and $34,407, respectively), at market value                                          174,017                     34,515
Mortgage-backed securities
   Securities held to maturity (market value of $118,389
     and $133,735, respectively), at cost                                                 116,532                    132,105
   Securities available for sale (cost of $306,253
     and $388,349, respectively), at market value                                         308,553                    392,036
Loans receivable, net                                                                   1,301,022                  1,338,177
Accrued interest receivable, net                                                           11,503                     11,260
FHLB stock, at cost                                                                        18,400                     18,400
Premises and equipment, net                                                                17,004                     16,887
Intangible assets                                                                          38,541                     39,830
Mortgage servicing rights                                                                   8,133                      9,969
Other assets, including net deferred taxes of $3,396
   and $2,508, respectively                                                                41,635                     37,001
                                                                               -------------------        -------------------
                            Total assets                                               $2,197,891                 $2,257,499
                                                                               ===================        ===================

Liabilities:
  Deposits                                                                             $1,603,494                 $1,605,299
  Notes payable and other borrowings:
     Secured notes due to Federal Home Loan Bank of Pittsburgh                            203,000                    240,500
     Securities sold under agreements to repurchase                                       140,000                    166,000
     Other borrowings                                                                       8,460                          -
  Advances from borrowers for taxes and insurance                                          30,552                     28,960
  Accrued interest payable, accrued expenses and other liabilities                         27,742                     24,562
                                                                               -------------------        -------------------
                            Total liabilities                                           2,013,248                  2,065,321
                                                                               -------------------        -------------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.10 par value; 5,000,000 shares
     authorized; none issued                                                                    -                          -
  Common stock, $0.10 par value; 30,000,000 shares authorized;
      18,068,285 shares issued and 14,039,291 outstanding at March 31, 1999
      18,054,315 shares issued and 14,721,408 outstanding at December 31, 1998              1,807                      1,806
  Additional paid-in capital                                                              135,930                    135,588
  Retained earnings                                                                       126,785                    123,917
  Unearned stock benefit plan compensation                                                 (9,904)                   (10,666)
  Unrealized gain on marketable securities, net                                             1,447                      2,467
  Treasury stock, at cost; 4,028,994 and 3,332,907 shares respectively                    (71,422)                   (60,934)
                                                                               -------------------        -------------------
                            Total shareholders' equity                                    184,643                    192,178
                                                                               -------------------        -------------------
                            Total liabilities and shareholders' equity                 $2,197,891                 $2,257,499
                                                                               ===================        ===================

The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
               (in thousands, except share and per share amounts)

                                                                                    For the Quarter
                                                                                    Ended March 31,
                                                                             -----------------------------
                                                                                  1999            1998
                                                                             -------------   -------------
     Interest income:
      Interest on loans                                                           $26,259         $25,383
      Interest and dividends on deposits and money
        market investments                                                          1,041             683
      Interest on investment securities                                             1,377             743
      Interest on mortgage-backed securities                                        7,930          12,270
                                                                             -------------   -------------

           Total interest income                                                   36,607          39,079

     Interest expense:
      Interest on deposits                                                         13,784          14,944
      Interest on notes payable and other borrowings                                5,286           6,620
                                                                             -------------   -------------

           Total interest expense                                                  19,070          21,564
                                                                             -------------   -------------

           Net interest income                                                     17,537          17,515

     Provision for loan losses                                                      1,000             500
                                                                             -------------   -------------

           Net interest income after provision for loan losses                     16,537          17,015

     Noninterest income:
      Deposit fees and related income                                               2,187           2,051
      Servicing fees                                                                  894           1,047
      Net gain on sale of mortgage loans                                            4,161           2,092
      Other                                                                           650             816
                                                                             -------------   -------------

           Total noninterest income                                                 7,892           6,006
                                                                             -------------   -------------

     Noninterest expense:

      Compensation and employee benefits                                            9,618           8,989
      Occupancy and office operations                                               2,817           2,600
      FDIC premium                                                                    190             193
      Advertising and promotion                                                       414             437
      Amortization of intangible assets                                             1,289           1,417
      Other                                                                         4,378           3,735
                                                                             -------------   -------------

           Total noninterest expense                                               18,706          17,371
                                                                             -------------   -------------

           Income before income taxes                                               5,723           5,650

     Income tax provision                                                           1,660           1,798
                                                                             -------------   -------------

     Net income                                                                    $4,063          $3,852
                                                                             =============   =============

     Basic weighted average number of shares outstanding                       13,358,378      14,983,836
                                                                             =============   =============

     Basic earnings per share                                                       $0.30           $0.26
                                                                             =============   =============

     Diluted weighted average number of shares outstanding                     13,693,354      15,640,878
                                                                             =============   =============

     Diluted earnings per share                                                     $0.30           $0.25
                                                                             =============   =============

      The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
          Consolidated Statements of Changes in Shareholders' Equity
                                (in thousands)

                                          Common                        Additional
                                          Shares          Common         Paid-In        Retained
                                        Outstanding       Stock          Capital        Earnings
-----------------------------------------------------------------------------------------------------
Balance at December 31, 1997                16,247         $1,800         $133,541      $117,582
  Comprehensive Income:
   Net income                                                                              3,852
    Other-unrealized loss on marketable
    securities, net of $382 tax benefit

   Total comprehensive Income


  Dividends                                                                               (1,229)
  Release of ESOP shares                                                       302
  Amortization of unearned compensation
  Exercise of stock options                     17              2              105
  Tax benefit on employee stock plans                                          329
                                        -------------------------------------------------------------
Balance at March 31, 1998                   16,264         $1,802         $134,277      $120,205
                                        =============================================================


Balance at December 31, 1998                14,721         $1,806         $135,588      $123,917
  Comprehensive Income:
   Net income                                                                              4,063
    Other-unrealized loss on marketable
    securities, net of $549 tax benefit
   Total comprehensive Income
  Dividends                                                                               (1,195)
  Release of ESOP shares                                                       173
  Amortization of unearned compensation
  Exercise of stock options                     14              1              114
  Net purchase of Treasury stock              (696)
  Tax benefit on employee stock plans                                           55
                                        =============================================================
Balance at March 31, 1999                   14,039         $1,807         $135,930      $126,785
                                        =============================================================

                  Commonwealth Bancorp, Inc. and Subsidiaries
          Consolidated Statements of Changes in Shareholders' Equity
                                (in thousands)

                                                               Accumulated
                                          Stock                   Other
                                       Benefit Plan           Comprehensive         Treasury
                                       Compensation               Income             Stock            Total
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997               ($12,900)               $3,512         ($28,683)        $214,852
  Comprehensive Income:
   Net income                                                                                         3,852
    Other-unrealized loss on marketable
    securities, net of $382 tax benefit                              (709)                             (709)
                                                                                                 -------------
   Total comprehensive Income                                                                         3,143
                                                                                                 -------------
  Dividends                                                                                          (1,229)
  Release of ESOP shares                        230                                                     532
  Amortization of unearned compensation         410                                                     410
  Exercise of stock options                                                                             107
  Tax benefit on employee stock plans                                                                   329
                                       -----------------------------------------------------------------------
Balance at March 31, 1998                  ($12,260)               $2,803         ($28,683)        $218,144
                                       =======================================================================


Balance at December 31, 1998               ($10,666)               $2,467         ($60,934)        $192,178
  Comprehensive Income:
   Net income                                                                                         4,063
    Other-unrealized loss on marketable
    securities, net of $549 tax benefit                            (1,020)                           (1,020)
                                                                                                 --------------
   Total comprehensive Income                                                                         3,043

                                                                                                 --------------
  Dividends                                                                                          (1,195)
  Release of ESOP shares                        230                                                     403
  Amortization of unearned compensation         532                                                     532
  Exercise of stock options                                                                             115
  Net purchase of Treasury stock                                                   (10,488)         (10,488)
  Tax benefit on employee stock plans                                                                    55
                                       =======================================================================
Balance at March 31, 1999                   ($9,904)               $1,447         ($71,422)        $184,643
                                       =======================================================================

The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                     For the Quarter
                                                                                     Ended March 31,
                                                                                  1999            1998
                                                                             --------------  --------------
Operating activities:
   Net income                                                                       $4,063          $3,852
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities-
      Proceeds from loans sold to others                                           236,323         122,797
      Loans originated for sale                                                   (124,693)       (122,228)
      Purchases of loans held for sale                                             (47,704)        (58,277)
      Principal collection on mortgage loans held for sale                             248             167
      Net gain on sale of mortgage loans                                            (4,161)         (2,092)
      (Decrease) increase in net deferred loan fees                                   (463)            305
      Provision for loan losses and foreclosed real estate                           1,037             524
      Depreciation and amortization                                                    869             843
      Net amortization of other assets and liabilities                               2,352           2,237
      Interest reinvested on repurchase agreements                                  (2,436)         (3,088)
      Changes in assets and liabilities-
        (Increase) decrease in-
          Accrued interest receivable, net                                            (243)           (523)
          Deferred income taxes                                                       (339)           (963)
          Other assets                                                              (1,421)          1,946
         Increase (decrease) in-
          Advances from borrowers for taxes and insurance                            1,592           5,507
          Accrued interest payable, accrued expenses and other liabilities           3,180          34,586
                                                                             --------------  --------------
            Net cash provided by (used in) operating activities                    $68,204        ($14,407)
                                                                             --------------  --------------

                                                                                                (continued)

The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                       For the Quarter
                                                                        Ended March 31,
                                                                     1999           1998
                                                                  ------------  ----------
Investing activities:
   Proceeds from sale of investment securities                         $7,000              -
   Proceeds from maturities of investment securities                    5,000              -
   Purchases of investment securities                                (151,534)             -
   Proceeds from sale of mortgage-backed securities                     5,470              -
   Proceeds from call of mortgage-backed securities                         -         30,000
   Purchases of mortgage-backed securities                                  -       (113,704)
   Principal collected on mortgage-backed securities                   92,199         65,622
   Principal collected on loans                                       107,725        114,240
   Loans originated                                                   (59,946)      (120,652)
   Loans purchased                                                    (10,908)       (48,896)
   Sales of real estate acquired through foreclosure                      345            368
   Purchase of FHLB Stock                                                   -           (725)
   Purchases of premises and equipment                                   (986)          (417)
   Proceeds from sales of assets                                            -             44
                                                                  ------------  -------------
         Net cash (used in) provided by investing activities           (5,635)       (74,120)
                                                                  ------------  -------------

Financing activities:
   Net (decrease) increase in deposits                                 (1,805)        26,460
   Proceeds from notes payable and other borrowings                     8,460        324,556
   Repayment of notes payable and other borrowings                    (61,064)      (269,491)
   Net (purchase) issuance of common stock                            (10,373)           107
   Cash dividends paid                                                 (1,195)        (1,229)
                                                                  ------------  -------------
         Net cash (used in) provided by financing activities          (65,977)        80,403
                                                                  ------------  -------------
         Net decrease in cash and cash equivalents                     (3,408)        (8,124)
Cash and cash equivalents at beginning of period                      106,677         53,938
                                                                  ------------  -------------
Cash and cash equivalents at end of period                           $103,269        $45,814
                                                                  ============  =============

Supplemental disclosures of cash flow information:
   Cash paid during the quarter for-

       Interest                                                       $14,601        $15,692
                                                                  ============  =============
       Income taxes                                                   $     -        $     -
                                                                  ============  =============



The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

       In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Commonwealth Bancorp, Inc.'s ("Commonwealth" or the "Company") financial condition as of March 31, 1999 and the results of operations, changes in shareholders' equity, and cash flows for the periods presented.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain items in the 1998 financial statements and footnotes have been reclassified in order to conform with the 1999 financial statement and footnote presentation.

       The Company is a Pennsylvania corporation which is the holding company for Commonwealth Bank ("Bank"). Headquartered in Norristown, PA, Commonwealth Bank has offices located in Berks, Bucks, Chester, Delaware, Lebanon, Lehigh, Montgomery, and Philadelphia Counties, Pennsylvania. ComNet Mortgage Services ("ComNet'), a division of the Bank, has offices in Pennsylvania, Maryland, New Jersey, Rhode Island, and Virginia. ComNet also operates under the trade name of Homestead Mortgage in Maryland.

2.     Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of Commonwealth; Commonwealth Bank; CFSL Investment Corporation; Commonwealth Investment Corporation of Delaware, Inc.; ComLife, Inc.; CS Corporation; Firstcor, Ltd.; and QME, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

3.     Shareholders' Equity

       On March 16, 1999, the Board of Directors declared a $0.09 per share cash dividend for the quarter ended March 31, 1999, which was made payable to shareholders of record at the close of business on March 26, 1999. This dividend was paid on April 9, 1999.

       During the first quarter of 1999, the Company purchased 0.7 million shares of its common stock at a purchase price of $10.5 million. There were no purchases during the first quarter of 1998. The repurchased shares were held as treasury stock at March 31, 1999 and are reserved for general corporate purposes and/or issuance pursuant to the Company's stock option plans. At March 31, 1999, shareholders' equity represented 8.4% of assets, compared to 8.5% at December 31, 1998.

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

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively and must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). Commonwealth has not yet determined the timing of the adoption of SFAS No. 133. The adoption of SFAS No. 133 as of March 31, 1999 would not have a material impact on the consolidated statements of income, however comprehensive income for the first quarter of 1999 would have been reduced by approximately $0.8 million due to the mark to market adjustment of interest rate swap agreements.

5.     Earnings Per Share

       Basic earnings per share ("EPS") is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for Employee Stock Ownership Plan ("ESOP") shares that have not been committed to be released, and the effects of shares held by the Recognition Plans. Options, warrants, and other potentially dilutive securities and treasury shares are excluded from the basic calculation, as follows:

                                                                      For the Quarter Ended March 31,
                                                                      -------------------------------

                                                                      1999                  1998
                                                                      -----                 -----
Basic weighted average number of common shares outstanding            13,358,378          14,983,836

Effect of dilutive securities:
    Stock options                                                        308,500             548,253
    Recognition Plan stock                                                26,476             108,789
                                                                      ----------             -------
Diluted weighted average number of common shares outstanding          13,693,354          15,640,878
                                                                      ==========          ==========

       Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period, adjusted for ESOP shares that have not been committed to be released, and the effects of shares held by the Recognition Plans. The effect of dilutive securities, such as stock options and Recognition Plan stock, are considered common stock equivalents and are included in the computation of the number of outstanding shares using the treasury stock method. Common shares outstanding exclude treasury shares.

       Basic EPS was $0.30 per share for the quarter ended March 31, 1999, compared to $0.26 per share for the quarter ended March 31, 1998. Diluted EPS was $0.30 per share for the quarter ended March 31, 1999, compared to $0.25 per share for the quarter ended March 31, 1998.

6.     Comprehensive Income

       The Company adopted SFAS No. 130, "Reporting Comprehensive Income," on January 1, 1998, as required. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The main objective of the statement is to report a measure of all changes in equity that result from transactions and other economic events of the period other than transactions with owners. Currently, such non-owner changes in equity include only unrealized gains or losses on marketable securities, net of tax. There were no reclassification adjustments for realized gains or losses on marketable securities, net of tax, during the first quarter of 1999 and 1998.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     Segment Reporting

       SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," introduces a new model for segment reporting, called the "management approach." The management approach is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on product and services, geography, legal structure, management structure - any manner in which management disaggregates a company. The Company's segment reports follow:

                                                                  For the Quarter Ended March 31,
                                        ----------------------------------------------------------------------------------
                                                        1999                                       1998
                                        -------------------------------------      ---------------------------------------

                                        Banking     Mortgage                       Banking      Mortgage
                                        Operations  Operations   Consolidated      Operations   Operations    Consolidated
                                        -------------------------------------      ---------------------------------------
                                                                           (in thousands)

Net interest income after
 provision for loan losses              $15,364      $1,173          $16,537         $15,703       $1,312         $17,015

Noninterest income:

 Servicing fees, net                      (655)       1,549              894            (702)       1,749           1,047

 Net gain on sale of mortgage loans       (132)       4,293            4,161            (303)       2,395           2,092

 Other                                    2,874         (37)           2,837           2,897          (30)          2,867
                                        --------    --------      ----------       ---------     --------     -----------

   Total noninterest income               2,087       5,805            7,892           1,892        4,114           6,006
                                        --------    --------      ----------       ---------     --------     -----------
Noninterest expense:

 Compensation and employee benefits       6,869       2,749            9,618           6,487        2,502           8,989

 Other                                    7,412       1,676            9,088           6,939        1,443           8,382
                                        --------    --------      ----------       ---------     --------     -----------

   Total noninterest expense             14,281       4,425           18,706          13,426        3,945          17,371
                                        --------    --------      ----------       ---------     --------     -----------

Income before income taxes                3,170       2,553            5,723           4,169        1,481           5,650

Income tax provision                        767         893            1,660           1,279          519           1,798
                                        --------    --------      ----------       ---------     --------     -----------

Net income                              $ 2,403      $1,660          $ 4,063         $ 2,890       $  962         $ 3,852
                                        ========    ========      ==========       =========     ========     ===========


Total assets (period end)            $2,102,524     $95,367       $2,197,891      $2,106,127     $151,372      $2,257,499
                                     ===========    ========      ==========      ==========     ========     ===========

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Acquisitions and Divestitures

       On March 31, 1998, Commonwealth Bank acquired certain assets and the Annandale, Virginia office of Edmunds Financial Corporation d/b/a Service First Mortgage. Under the terms of the transaction, this operation conducts business under the ComNet Mortgage Services name.

       On April 7, 1999, the Bank reached a definitive agreement with Harris Savings Bank regarding the sale of Commonwealth's two branches in Lebanon County, Pennsylvania. The transaction, which is subject to regulatory approval, is expected to be completed in the summer of 1999. As of March 31, 1999, the two branches had combined deposits of approximately $34 million. In addition to the deposits, it is expected that approximately $10 million of consumer and commercial loans will be transferred to Harris Savings Bank as part of the transaction.

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

       GENERAL. The Company is a Pennsylvania corporation which is the holding company for the Bank. Commonwealth Bank is a federally chartered stock savings bank, primarily regulated by the Office of Thrift Supervision ("OTS"). The Bank conducts business from its executive offices in Norristown, Pennsylvania and, as of March 31, 1999, 61 full-service offices located in southeast Pennsylvania. ComNet Mortgage Services, a division of the Bank, also located in Norristown, conducts business through loan origination offices located in Pennsylvania, Maryland, New Jersey, Rhode Island, and Virginia, and also operates under the trade name of Homestead Mortgage in Maryland. In addition, ComNet conducts business through its wholesale network, which includes correspondents in 16 states.

       YEAR 2000. As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products in the marketplace were designed to accommodate only two digit date entries. Beginning in the year 2000, these systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, computer systems and software used by many companies may need to be upgraded to comply with such Year 2000 requirements.

       In 1997, Commonwealth initiated an extensive review of operations that could be impacted by Year 2000 non-compliant computer systems and microprocessors. An inventory of over 175 computer systems, outside service providers, security systems, HVAC systems and power systems was compiled and reviewed for risk of non-compliance. The Company's core processing systems are outsourced with outside service providers. Throughout 1998, Commonwealth worked with these service providers to confirm that action plans are in place to ensure Year 2000 compliance. Testing efforts were organized and completed to validate compliance of core systems and the related key interfaces. Currently, management believes all of Commonwealth's core systems being used to support daily business operations are fully compliant.

       Commonwealth continues to work with its technology partners and secondary service providers to ensure that low impact business components are also fully compliant. Action plans are in place to upgrade equipment and software systems where necessary. Total expenditures for Year 2000 compliance are estimated to be less than $0.3 million and are charged to expense as incurred.

       Additionally, Commonwealth has been proactive in assessing the Year 2000 readiness of our larger deposit and loan customers. An initial assessment has been made of existing customers and ongoing monitoring processes are in place to assess Commonwealth's exposure to customer non-compliance with Year 2000 in order to minimize its impact. Presently, management is not aware of potential non-compliance conditions which represent material exposure to the Company. Processes are also in place to evaluate the Year 2000 readiness of new customers.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

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

FINANCIAL CONDITION

       GENERAL. Total assets were $2.2 billion at March 31, 1999, compared to $2.3 billion at December 31, 1998. During the first quarter of 1999, decreases in the Company's mortgage-backed securities, mortgage loans held for sale and loans receivable were offset, in part, by an increase in investment securities. Total liabilities were $2.0 billion at March 31, 1999, compared to $2.1 billion at December 31, 1998. The decrease during the first quarter of 1999, was primarily attributable to a decrease in notes payable and other borrowings. Shareholders' equity as of March 31, 1999, equaled $185 million, compared to $192 million at December 31, 1998. This $8 million, or 4%, decrease was primarily the result of the $10.5 million purchase of 0.7 million shares of treasury stock, offset, in part, by a $3 million, or 2%, increase in retained earnings during the first quarter of 1999.

       MORTGAGE LOANS HELD FOR SALE. Mortgage loans held for sale decreased by $61 million, or 51%, from $121 million at December 31, 1998, to $59 million at March 31, 1999. The decease was attributable to a decrease in loans originated during the first quarter of 1999, primarily as a result of a reduction in loan refinancing.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

       INVESTMENT SECURITIES. Investment securities increased by $140 million, or 404%, from $35 million at December 31, 1998, to $174 million at March 31, 1999. The increase was primarily attributable to the purchase of highly rated short-term corporate bonds and a mortgage related mutual fund. These increases were offset, in part, by the maturity of U.S. Treasury and U.S. Government agency securities.

       The increase in investment securities between December 31, 1998 and March 31, 1999, coupled with a decrease in mortgage-backed securities during the same time period, was part of a strategy to increase the liquidity and shorten the average life of the Company's combined investment and mortgage-backed securities portfolios.

       Investments in debt and equity securities at March 31, 1999 and December 31, 1998 were as follows:

                                                                  March 31, 1999
                                  -------------------------------------------------------------------------
                                     Amortized          Unrealized             Unrealized            Market
                                       Cost                Gains                 Losses               Value
                                  -------------------------------------------------------------------------
                                                               (in thousands)
Available for sale:
  Corporate Bonds                     $ 141,528               $   47               $   107        $ 141,468
  Mortgage Security Mutual Fund          30,153                    -                     -           30,153
  Equity Servicing Partnership            1,700                    -                     -            1,700
  Other Equity Investments                  710                    -                    14              696
                                  -------------------------------------------------------------------------

                   Total              $ 174,091                $  47               $   121        $ 174,017
                                  =========================================================================

                                                                 December 31, 1998
                                  -------------------------------------------------------------------------
                                     Amortized          Unrealized              Unrealized          Market
                                       Cost                Gains                  Losses            Value
                                  -------------------------------------------------------------------------
                                                             (in thousands)
Available for sale:
  Corporate Bonds                       $ 19,997            $ 143               $   -              $ 20,140
  U.S. Treasury and U.S.
   Government agency securities           12,000                1                   2                11,999
  Equity Servicing Partnership             1,700                -                   -                 1,700
  Other Equity Investments                   710                -                  34                   676
                                  --------------------------------------------------------------------------

                   Total                $ 34,407            $ 144                $ 36              $ 34,515
                                  ==========================================================================

       All investment securities are classified as available for sale and are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

       MORTGAGE-BACKED SECURITIES. Mortgage-backed securities decreased by $99 million, or 19%, from $524 million at December 31, 1998, to $425 million at March 31, 1999. The decrease in mortgage-backed securities during the first quarter of 1999 was primarily related to repayments and prepayments.

       The decrease in mortgage-backed securities between December 31, 1998 and March 31, 1999, coupled with an increase in investment securities during the same time period, was part of a strategy to increase the liquidity and shorten the average life of the Company's combined investment and mortgage-backed securities portfolios.

       Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees related to the securities, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company. At March 31, 1999 and December 31, 1998, $265 million, or 59%, and $310 million, or 59%, respectively, of the Company's mortgage-backed securities were insured or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Federal National Mortgage Association ("FNMA"). As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the GNMA, FHLMC, or the FNMA, and serve to further diversity the Company's mortgage-backed securities portfolio. At March 31, 1999 and December 31, 1998, $160 million, or 41%, and $215 million, or 41%, respectively, of the Company's mortgage-backed securities were private mortgage-backed securities. The following table sets forth the Company's mortgage-backed securities portfolio at the dates indicated.

                                                           March 31, 1999
                           -------------------------------------------------------------------------------------
                              Amortized                  Unrealized                Unrealized           Market
                                Cost                       Gains                     Losses              Value
                           -------------------------------------------------------------------------------------
                                                             (in thousands)
Held to maturity:

  GNMA                           $ 45,482                    $1,374                  $ 89              $ 46,767

  FHLMC                            23,731                       284                    54                23,961

  FNMA                             43,577                       396                    54                43,919

  Private                           3,742                         -                     -                 3,742

                           -------------------------------------------------------------------------------------

               Total             $116,532                    $2,054                  $197              $118,389
                           =====================================================================================

Available for sale:

  GNMA                           $ 12,010                    $  367                  $  -              $ 12,377

  FHLMC                            57,250                     1,542                     -                58,792

  FNMA                             60,275                       313                   192                60,396

  CMO and REMIC                   176,718                       631                   361               176,988

                           -------------------------------------------------------------------------------------

            Total                $306,253                    $2,853                  $553              $308,553
                           =====================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

                                                            December 31, 1998
                           -----------------------------------------------------------------------------------
                                  Amortized             Unrealized             Unrealized          Market
                                    Cost                   Gains                 Losses             Value
                           -----------------------------------------------------------------------------------
                                                    (in thousands)
Held to maturity:

  GNMA                                 $ 50,856                  $1,284               $ 108           $ 52,032

  FHLMC                                  28,871                     193                 151             28,913

  FNMA                                   48,345                     443                  31             48,757

  Private                                 4,033                       -                   -              4,033
                           -----------------------------------------------------------------------------------

               Total                   $132,105                  $1,920               $ 290           $133,735
                           ===================================================================================
Available for sale:

  GNMA                                 $ 13,049                  $  475               $   -           $ 13,524

  FHLMC                                  65,987                   1,927                  17             67,897

  FNMA                                   67,773                     718                 177             68,314

  CMO and REMIC                         241,540                     972                 211            242,301
                           -----------------------------------------------------------------------------------

             Total                     $388,349                  $4,092                $405           $392,036
                           ===================================================================================

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

       LOANS RECEIVABLE. Loans receivable, net of reserves, deferred loan fees, and unamortized premiums and unaccreted discounts, decreased by $37 million, or 3%, during the first quarter of 1999, to $1.3 billion at March 31, 1999. The decrease was primarily attributable to a decrease in residential mortgage loans, offset, in part, by growth in consumer and commercial loans. The following table depicts the composition of the Company's loan portfolio at the dates indicated.

                                                    March 31,                                     December 31,
                                                      1999                                          1998
                                          ------------------------------              -------------------------------
                                                                 % of                                        % of
                                              Amount            Total                      Amount           Total
                                              ------           -------                     ------          -------
                                                                    (dollars in thousands)
Mortgage loans - Residential (1)          $  912,676              69.58%              $  969,617            71.90%
Consumer loans:
  Equity lines of credit                      32,662               2.49                   34,845             2.58
  Second mortgages                           136,294              10.39                  126,360             9.37
  Recreational vehicles                       46,406               3.54                   39,920             2.96
  Other                                       41,007               3.13                   38,781             2.88
                                         -----------          ---------              -----------        ---------
    Total consumer loans                     256,369              19.55                  239,906            17.79
Commercial loans:
  Small Business
   Administration Loans (2)                   13,623               1.04                   14,491             1.07
  Commercial real estate                      90,801               6.92                   88,290             6.55
  Business loans                              38,185               2.91                   36,221             2.69
                                         -----------          ---------              -----------        ---------
    Total commercial loans                   142,609              10.87                  139,002            10.31
                                         -----------          ---------              -----------        ---------
    Total loans receivable                 1,311,654             100.00%               1,348,525           100.00%
                                         -----------          =========              -----------        =========
Less:
  Net premium on loans purchased              (2,790)                                     (2,880)
  Allowance for loan losses                    9,943                                       9,589
  Deferred loan fees                           3,479                                       3,639
                                         -----------                                 -----------
Loans receivable, net                     $1,301,022                                  $1,338,177
                                         ===========                                 ===========

---------------------

(1)    At March 31, 1999 and December 31, 1998, $355 million, or 39%, and $404 million, or 42%, respectively, of the Company's residential mortgage loans had adjustable interest rates.

(2) Consists entirely of loans (or securities backed by loans) which are guaranteed by the U.S. Government, with the majority adjusting monthly or quarterly. All such loans or securities were purchased by the Company.

       Total mortgage loans originated and purchased for the quarter ended March 31, 1999, decreased by $105 million, or 36%, from $294 million for the quarter ended March 31, 1998, to $190 million for the quarter ended March 31, 1999. The $105 million decrease in mortgage originations was the result of decreases in retail and wholesale residential mortgage originations. Closed loans relating to Commonwealth's retail network totaled $138 million during the quarter ended March 31, 1999, an decrease of 26% compared to $187 million for quarter ended March 31, 1998. Commonwealth's Wholesale Lending Department originates loans through a network of correspondent brokers in 16 states. All loans are underwritten using the same criteria as those used for retail originations. Closed loans relating to Commonwealth's wholesale network totaled $51 million during the quarter ended March 31, 1999, an decrease of 52% compared to $107 million for the quarter ended March 31, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

       Consumer loans increased by $16 million, or 7%, from $240 million at December 31, 1998, to $256 million at March 31, 1999. At March 31, 1999, consumer loans represented 20% of the Company's loan portfolio and were comprised of $33 million of equity lines of credit, $136 million of second mortgage loans, $46 million of recreational vehicle loans, and $41 million of other consumer loans. At December 31, 1998, consumer loans represented 18% of total loans and were comprised of $35 million of equity lines of credit, $126 million of second mortgage loans, $40 million of recreational vehicle loans, and $39 million of other consumer loans.

       As of March 31, 1999, commercial loans totaled $143 million, or 11%, of the Company's total loan portfolio, as compared to $139 million, or 10%, at December 31, 1998. At March 31, 1999, commercial loans were comprised of $91 million of commercial real estate loans, $38 million of business loans, and $14 million of loans guaranteed by the Small Business Administration ("SBA"). At December 31, 1998, commercial loans were comprised of $88 million of commercial real estate loans, $36 million of business loans, and $14 million of SBA loans. Commercial loans are generally considered to have a greater risk than residential mortgage loans because the risk of borrower default is greater, and the collateral is more likely to decline in value and may be more difficult to liquidate than single-family residences.

       The increases in consumer and commercial loans during the first quarter of 1999 were in line with the Company's strategy to shift its business mix from that of a traditional thrift institution to one more representative of a community bank.

       NONPERFORMING ASSETS. The Company's nonperforming assets, which primarily consist of nonaccrual loans and real estate acquired through foreclosure, increased by $0.2 million, or 2%, from $11.1 million at December 31, 1998, to $11.3 million at March 31, 1999. At March 31, 1999, the Company's $11.3 million of nonperforming assets amounted to 0.51% of total assets. At December 31, 1998, the Company's $11.1 million of nonperforming assets amounted to 0.49% of total assets. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.

                                                    March 31, 1999                  December 31, 1998
                                                    --------------                  -----------------

                                                                (dollars in thousands)
Mortgage loans - Residential                         $  5,727                           $ 5,119
Consumer loans                                          1,528                             1,598
Commercial loans                                        2,515                             3,295
                                                        -----                           -------
  Total nonperforming loans                             9,770                            10,012
Real estate owned, net                                  1,506                             1,049
                                                      -------                           -------
  Total nonperforming assets                          $11,276                           $11,061
                                                       ======                            ======
Nonperforming loans to total loans held for
  investment                                            0.74%                             0.74%
                                                        ====                              ====
Total nonperforming assets to total assets              0.51%                             0.49%
                                                        ====                              ====

-------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

       ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $9.9 million at March 31, 1999, compared to $9.6 million at December 31, 1998. It is management's policy to maintain an allowance for estimated loan losses based upon an assessment of prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectability of the loan portfolio. At March 31, 1999, the Company's allowance for loan losses amounted to 102% of total nonperforming loans and 0.76% of total loans held for investment, as compared to 96% of total nonperforming loans and 0.71% of total loans held for investment at December 31, 1998. The Company utilizes these percentages as only one of the factors in assessing the adequacy of the allowance for loan losses at various points in time.

       Over the past several years, Commonwealth has diversified its lending efforts and increased its emphasis on providing its customers with consumer and commercial loans. As a result of the increased risk inherent in these loan products, management will continually evaluate its loan portfolio and record additional loan loss reserves as deemed necessary.

       The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                                 For the Quarter Ended March 31,
                                                        ------------------------------------------------

                                                              1999                              1998
                                                              ----                              ----
                                                                      (dollars in thousands)
Allowance at beginning of period                              $9,589                          $ 9,024
Provision for loan losses                                      1,000                              500
Charge-offs:
  Mortgage loans                                                (55)                              (2)
  Consumer loans                                               (406)                            (380)
  Commercial loans                                             (345)                            (154)
                                                              -----                            -----
    Total charge-offs                                          (806)                            (536)
Recoveries:
  Mortgage loans                                                  12                                -
  Consumer loans                                                  57                               16
  Commercial loans                                                91                               22
                                                               -----                            -----
    Total recoveries                                             160                               38
                                                               -----                            -----
Allowance at end of period                                    $9,943                           $9,026
                                                               =====                            =====
Allowance for loan losses to
    total nonperforming loans
    at end of period                                         101.77%                          101.78%
                                                             ======                           ======
Allowance for loan losses to
    total loans held for
    investment at end of period                                0.76%                            0.68%
                                                               ====                             ====

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

       INTANGIBLE ASSETS. Intangible assets, which are comprised of the excess of cost over net assets acquired ("Goodwill") and core deposit intangibles ("CDI"), were recorded in connection with the acquisition of twelve former Meridian branches in 1996 (the "Berks Acquisition") and the acquisition of four former Fidelity Federal branches in 1995 (the "Fidelity Federal Acquisition"). The following table details the components of intangible assets at the dates indicated.

                                              March 31, 1999        December 31, 1998
                                              --------------        -----------------

                                                             (in thousands)
Goodwill (Berks Acquisition)                     $18,683                   $19,141

CDI (Berks Acquisition)                            7,779                     8,260

Goodwill (Fidelity Federal)                        9,989                    10,257

CDI (Fidelity Federal)                             2,090                     2,172
                                               ---------                 ---------
    Total                                        $38,541                   $39,830
                                               =========                 =========

       MORTGAGE SERVICING RIGHTS. At March 31, 1999, Commonwealth's mortgage servicing portfolio was $2.3 billion, a decrease of 5% compared to $2.4 billion at December 31, 1998. At March 31, 1999 and December 31, 1998, Commonwealth was servicing $1.4 billion and $1.4 billion of third party loans, as well as $0.9 billion and $1.0 billion, respectively, of loans held by Commonwealth for investment and sale. At March 31, 1999, capitalized mortgage servicing rights relating to loans originated by Commonwealth totaled $7.1 million, compared to $8.9 million at December 31, 1998. Purchased mortgage servicing rights totaled $1.0 million at March 31, 1999, compared to $1.1 million at December 31, 1998. The $1.8 million, or 18%, decrease in mortgage servicing rights was primarily related to the sale of mortgage loans on a servicing released basis.

       BORROWINGS. The Company's borrowings consist primarily of advances from the FHLB and securities sold under agreements to repurchase. FHLB advances decreased by $38 million, or 16%, to $203 million at March 31, 1999, from $241 million at December 31, 1998. Repurchase agreements decreased by $26 million, or 16%, to $140 million at March 31, 1999, from $166 million at December 31, 1998. These decreases were offset, in part, by an $8 million increase in the Company's commercial repurchase product, which was introduced during the first quarter of 1999. The Company's borrowings are used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business. Dependent upon the funding requirements and interest rate risk considerations, these borrowings are hedged with off-balance-sheet financial instruments.

       ACCRUED INTEREST PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES ("OTHER LIABILITIES"). Other liabilities increased by $3 million, or 13%, to $28 million at March 31, 1999, from $25 million at December 31, 1998, primarily related to an increase in accrued interest payable.

       SHAREHOLDERS' EQUITY. At March 31, 1999, shareholders' equity equaled $185 million, compared to $192 million at December 31, 1998. This $8 million, or 4%, decrease was primarily the result of the $10.5 million purchase of 0.7 million shares of treasury stock, offset, in part, by a $3 million, or 2%, increase in retained earnings during the first quarter of 1999. The repurchased shares were held as treasury stock and are reserved for general corporate purposes and/or issuance pursuant to the Company's stock option plans. At March 31, 1999, shareholders' equity represented 8.4% of assets, compared to 8.5% at December 31, 1998. The Bank's core and risk-based capital ratios were 6.3% and 12.5%, respectively, at March 31, 1999, compared to 5.9% and 11.6%, respectively, at December 31, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

       REGULATORY CAPITAL REQUIREMENTS.

The following table sets forth the Bank's compliance with applicable regulatory capital requirements at March 31, 1999:

                                                                                                           To Be Well
                                                                               Minimum                     Capitalized
                                                                               For Capital                 For Prompt
                                                                               Adequacy                    Corrective Action
                                               Actual                          Purposes                    Provisions
                                 --------------------------------------------------------------------------------------------------
                                      Ratio              Amount           Ratio         Amount         Ratio       Amount

                                 --------------------------------------------------------------------------------------------------

(dollars in thousands)
Stockholders' equity,
   and ratio to OTS
   total assets                       8.0%             $   176,060
                                 ------------
Intangible assets                                          (38,541)

Unrealized gain on
   marketable
   securities, net of tax                                   (1,455)
                                                        -----------
Tangible capital,
   and ratio to OTS
   adjusted total assets              6.3%             $   136,064         1.5%         $32,211
                                 -------------          ===========    -----------     ==========
Core capital,
   and ratio to OTS
   adjusted total assets              6.3%             $   136,064         3.0%         $64,421          5.0%       $107,369
                                 -------------          ===========    -----------     ==========     ---------    ==========
Core capital,
   and ratio to OTS
   risk-weighted assets              11.6%             $   136,064                                       6.0%       $ 70,220
                                 -------------          -----------                                   ---------    ==========
Allowance for loan losses                                    9,943
                                                        -----------
Supplementary capital                                        9,943
                                                        -----------
Total risk-based capital,
   and ratio to OTS
   risk-weighted assets (1)          12.5%             $   146,007         8.0%         $93,626         10.0%       $117,033
                                 -------------          ===========    -----------     ==========     ---------    ==========
OTS total assets                                       $ 2,187,367
                                                        ===========
OTS adjusted total assets                              $ 2,147,370
                                                        ===========
OTS risk-weighted assets                               $ 1,170,326
                                                        ===========

-------------------------

(1) Does not reflect the interest rate risk component to the risk-based capital requirement, which is not yet effective.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                             Average Balance Report


                                                                         Quarter Ended March 31,
                                         -----------------------------------------     ----------------------------------------
                                                          1999                                         1998
                                         -----------------------------------------     ----------------------------------------
                                                                       Average                                       Average
                                            Average                     Yield /          Average                      Yield /
                                            Balance       Interest      Cost(e)          Balance       Interest       Cost(e)
Interest-earning assets:
Loans receivable(a):
Mortgage loans                             $1,016,902       $18,032         7.19%       $1,014,119       $18,454          7.38%
Consumer loans                                244,086         5,371         8.92%          197,095         4,478          9.21%
Commercial loans                              136,875         2,856         8.46%          116,509         2,451          8.53%
                                         -------------   -----------  ------------     ------------   -----------   -----------
   Total loans receivable                   1,397,863        26,259         7.62%        1,327,723        25,383          7.75%
                                         -------------   -----------  ------------     ------------   -----------   -----------
Mortgage-backed securities                    482,705         7,930         6.66%          725,184        12,270          6.86%
Investment securities                         107,351         1,377         5.20%           51,458           743          5.86%
Other earning assets(b)                        69,210         1,041         6.10%           28,136           683          9.84%
                                         -------------   -----------  ------------     ------------   -----------   -----------
Total interest-earning assets               2,057,129        36,607         7.22%        2,132,501        39,079          7.43%
                                                         -----------  ------------                    -----------   -----------
Non- interest-earning assets                  156,572                                      158,096
                                         -------------                                 ------------
  Total assets                             $2,213,701                                   $2,290,597
                                         =============                                 ============
Interest-bearing liabilities
 Deposits:
   Demand deposits(c)                        $709,020         4,157         2.38%         $599,635         3,625          2.45%
   Savings deposits                           227,565         1,250         2.23%          229,450         1,261          2.23%
   Certificates of deposit                    659,578         8,377         5.15%          739,384        10,058          5.52%
                                         -------------   -----------  ------------     ------------   -----------   -----------
     Total deposits                         1,596,163        13,784         3.50%        1,568,469        14,944          3.86%
                                         -------------   -----------  ------------     ------------   -----------   -----------
 Notes payable and other borrowings
   FHLB Advances                              222,139         2,870         5.24%          236,054         3,505          6.02%
   Repurchase agreements                      150,267         2,385         6.44%          223,356         3,115          5.66%
   Other borrowings                             2,389            31         5.26%                0             0          0.00%
                                         -------------   -----------  ------------     ------------   -----------   -----------
     Total borrowings                         374,795         5,286         5.72%          459,410         6,620          5.84%
                                         -------------   -----------  ------------     ------------   -----------   -----------
Total interest-bearing liabilities (d)      1,970,958        19,070         3.92%        2,027,879        21,564          4.31%
                                                         -----------  ------------                    -----------   -----------
Non- interest-bearing liabilities              53,182                                       46,276
                                         -------------                                 ------------
  Total liabilities                         2,024,140                                    2,074,155
Shareholders' equity                          189,561                                      216,442
                                         -------------                                 ------------
  Total liabilities and equity             $2,213,701                                   $2,290,597
                                         =============                                 ============
Net interest-earning assets                   $86,171                                     $104,622
                                         =============                                 ============
Net interest income/
 interest rate spread                                       $17,537         3.30%                        $17,515          3.12%
                                                         ===========  ============                    ===========   ===========
Net interest margin                                                         3.46%                                         3.33%
                                                                      ============                                  ===========
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                                             104.37%                                       105.16%
                                                                      ============                                  ===========



                   Commonwealth Bancorp, Inc. and Subsidiaries

                             Average Balance Report

                                                                 Twelve Months Ended December 31,
                                        ----------------------------------------     -------------------------------------
                                                        1998                                        1997
                                        ----------------------------------------     -------------------------------------
                                                                       Average                                   Average
                                           Average                      Yield /        Average                    Yield /
                                           Balance       Interest       Cost(e)        Balance       Interest     Cost(e)
Interest-earning assets:
Loans receivable(a):
Mortgage loans                           $1,066,998       $76,714          7.19%        $934,539      $69,504        7.44%
Consumer loans                              219,076        19,735          9.01%         177,872       15,982        8.99%
Commercial loans                            121,697        10,378          8.53%         104,522        8,699        8.32%
                                        ------------   -----------   -----------     ------------  -----------  ----------
   Total loans receivable                 1,407,771       106,827          7.59%       1,216,933       94,185        7.74%
                                        ------------   -----------   -----------     ------------  -----------  ----------
Mortgage-backed securities                  683,522        46,360          6.78%         791,245       54,887        6.94%
Investment securities                        42,525         2,313          5.44%          64,742        4,031        6.23%
Other earning assets(b)                      26,023         2,604         10.01%          23,521        2,140        9.10%
                                        ------------   -----------   -----------     ------------  -----------  ----------
Total interest-earning assets             2,159,841       158,104          7.32%       2,096,441      155,243        7.41%
                                                       -----------   -----------                   -----------  ----------
Non- interest-earning assets                156,845                                      145,222
                                        ------------                                 ------------
  Total assets                           $2,316,686                                   $2,241,663
                                        ============                                 ============
Interest-bearing liabilities
 Deposits:
   Demand deposits(c)                      $631,088        15,203          2.41%        $550,236       13,616        2.47%
   Savings deposits                         227,618         5,070          2.23%         245,813        5,494        2.24%
   Certificates of deposit                  707,858        38,673          5.46%         722,278       39,450        5.46%
                                        ------------   -----------   -----------     ------------  -----------  ----------
     Total deposits                       1,566,564        58,946          3.76%       1,518,327       58,560        3.86%
                                        ------------   -----------   -----------     ------------  -----------  ----------
 Notes payable and other borrowings
   FHLB Advances                            285,615        16,127          5.65%         211,107       11,980        5.67%
   Repurchase agreements                    205,018        12,381          6.04%         242,794       14,315        5.90%
   Other borrowings                               0             0          0.00%               0            0        0.00%
                                        ------------   -----------   -----------     ------------  -----------  ----------
     Total borrowings                       490,633        28,508          5.81%         453,901       26,295        5.79%
                                        ------------   -----------   -----------     ------------  -----------  ----------
Total interest-bearing liabilities (d)    2,057,197        87,454          4.25%       1,972,228       84,855        4.30%
                                                       -----------   -----------                   -----------  ----------
Non- interest-bearing liabilities            56,762                                       52,792
                                        ------------                                 ------------
  Total liabilities                       2,113,959                                    2,025,020
Shareholders' equity                        202,727                                      216,643
                                        ------------                                 ------------
  Total liabilities and equity           $2,316,686                                   $2,241,663
                                        ============                                 ============
Net interest-earning assets                $102,644                                     $124,213
                                        ============                                 ============
Net interest income/
 interest rate spread                                     $70,650          3.07%                      $70,388        3.11%
                                                       ===========   ===========                   ===========  ==========
Net interest margin                                                        3.27%                                     3.36%
                                                                     ===========                                ==========
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                                            104.99%                                   106.30%
                                                                     ===========                                ==========


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

(e) Annualized

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999 AND
1998.

       GENERAL. Net income was $4.1 million, or $0.30 per common share on a diluted basis, in the first quarter of 1999, compared to $3.9 million, or $0.25 per common share, in the first quarter of 1998.

       NET INTEREST INCOME. Net interest income was $17.5 million for both the first quarter of 1999 and the first quarter of 1998. Total interest income decreased $2.5 million, or 6%, to $36.6 million during the first quarter of 1999, primarily as a result of a $4.3 million, or 35%, decrease in interest on mortgage-backed securities. Total interest expense decreased $2.5 million, or 12%, to $19.1 million during the first quarter of 1999 as a result of decreases of $1.2 million, or 8%, in interest of deposits and $1.3 million, or 20%, in interest on notes payable and other borrowings.

       Average interest-earning assets totaled $2.1 billion for both the first quarter of 1999 and the first quarter of 1998. Compared to the first quarter of 1998, average mortgage loans increased less than 1% to $1,017 million, average consumer loans increased 24% to $244 million, and average commercial loans increased 17% to $137 million in the first quarter of 1999. Average loans represented 88% of average deposits in the first quarter of 1999, compared to 85% in the first quarter of 1998.

       The net interest margin was 3.46% in the first quarter of 1999, compared to 3.33% in the first quarter of 1998. The increase was primarily attributable to a 0.39% decrease in the cost of interest-bearing liabilities, offset, in part, by a 0.21% reduction in the yield on interest-earning assets. The decrease in the cost of interest-bearing liabilities was primarily related to a reduction in the average cost of certificates of deposit. Also contributing to the decrease in the cost of interest-bearing liabilities was an increase in lower costing demand and money market deposits, and a decrease in higher costing certificates. The reduction in the yield on interest-earning assets was, in large part, due to generally lower market interest rates.

       PROVISION FOR LOAN LOSSES. Provision for loan losses totaled $1.0 million in the first quarter of 1999, compared to $0.5 million in the first quarter of 1998. The increase was primarily attributable to an increase in the consumer and commercial loan portfolios. At March 31, 1999, the allowance for loan losses totaled $9.9 million, or 0.76%, of loans, compared to $9.6 million, or 0.71%, at December 31, 1998.

       NONINTEREST INCOME. Noninterest income totaled $7.9 million in the first quarter of 1999, compared to $6.0 million in the first quarter of 1998. The increase reflected a $2.1 million increase in the net gain on sale of mortgage loans, primarily attributable to an increase in loans sold on a servicing released basis.

       NONINTEREST EXPENSE. Noninterest expense was $18.7 million in the first quarter of 1999, compared to $17.4 million in the first quarter of 1998. The increase was primarily attributable to an increase in mortgage banking expenses and higher expenses relating to the accelerated vesting of certain stock benefit plans due to retirements. The opening of three supermarket branch offices and two traditional branch offices also contributed to the increase in noninterest expense in the first quarter of 1999.

       PROVISION FOR INCOME TAXES. Provision for income taxes was $1.7 million, or 29% of income before income taxes in the first quarter of 1999, compared to $1.8 million, or 32%, in the first quarter of 1998. The decrease in the tax rate in the first quarter of 1999 was primarily attributable to historic and low income housing tax credits.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Commonwealth utilizes simulation models to analyze the estimated effects on net interest income under multiple interest rate scenarios, including increases and decreases in interest rates amounting to 100, 200, and 300 basis points. Each scenario is modeled for a change in net interest income over a two year period. Similar simulation models are prepared to analyze the Company's net asset value, which is the present value of the cash flows generated by the Company's assets minus the present value of the cash flows generated by the Company's liabilities, plus or minus the net cash flows produced by off-balance sheet contracts. At March 31, 1999, the Company's income simulation model indicates net interest income would decrease by 0.30% over a two year period if interest rates increased by 200 basis points. The model projects that net interest income would decrease by 10.49% over a two year period if rates decreased by 200 basis points. The anticipated changes in the level of net interest income and net asset value over the various scenarios were within limits approved by the Company's Board of Directors.

       Management believes that the assumptions utilized to evaluate the vulnerability of the Company's operations to changes in interest rates approximate actual experience and considers them to be reasonable. However, the interest rate sensitivity of the Company's assets and liabilities could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based.

       Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The net interest income variability reflects the Company's interest rate sensitivity position and does not include the change in earnings related to an increase or decrease in amortization of servicing intangible assets that may be caused by different levels of prepayments when rates rise or fall. The market value of portfolio equity is significantly impacted by the estimated effect of prepayments on the value of single family loans, mortgage-backed securities and servicing as rates change. Further, this analysis is based on the Company's assets, liabilities, mortgage servicing rights, and off-balance-sheet instruments at March 31, 1999, and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              (a) An annual meeting of stockholders of the Company was held on April 20, 1999 ("Annual Meeting").

              (b)    Not applicable.

              (c) There were 14,383,343 shares of common stock of the Company eligible to be voted at the Annual Meeting and 10,826,140 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

              1.     Election of directors for a three-year term.

                                         FOR                   WITHHELD
                                         ---                   --------
              Joseph E. Colen, Jr.       10,448,315            377,825

              Michael T. Kennedy         10,444,017            382,122

              2.     Proposal to adopt the Director's Stock Retainer Plan.

                    FOR          AGAINST      ABSTAIN         NON-VOTE
                    ---          -------      -------         --------
                    9,662,460    885,688      118,316         159,675

              3. Proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 1999.

                    FOR             AGAINST                   ABSTAIN
                    ---             -------                   -------
                    10,652,446      123,470                   50,223

              The proposals were adopted by the stockholders of the Company.

              (d)    Not applicable

Item 5.      Other Information

             Not applicable.

Item 6.      Exhibits and Reports on Form 8-K.

             a) Not applicable

             b) On January 22, 1999, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the fourth quarter of 1998. On January 29, 1999, the Company filed a Current Report on Form 8-K to report under
Item 5, its commencement of the stock repurchase program. On March 19, 1999, the Company filed a Current Report on Form 8-K to report under Item 5, the completion of its previously announced stock repurchase program and its declared cash dividend. On April 8, 1999, the Company filed a Current Report on Form 8-K to report under Item 5, that its wholly-owned subsidiary, Commonwealth Bank, has reached a definitive agreement with Harris Savings Bank regarding the sale of Commonwealth's two branches in Lebanon County, Pennsylvania. On April 22, 1999, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the first quarter of 1999.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COMMONWEALTH BANCORP, INC.

DATE: May 7, 1999           /s/ Charles H. Meacham
                            ----------------------
                            Charles H. Meacham
                            Chairman and Chief Executive Officer
                            (Principal Executive Officer)

DATE: May 7, 1999           /s/ Charles M. Johnston
                            -----------------------
                            Charles M. Johnston
                            Senior Vice President and Chief Financial Officer
                            (Principal Financial and Accounting Officer)