Form 10-Q
period 1999-06-30
COMMONWEALTH BANCORP INC
filed 1999-08-11
CIK 1005126

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended.......................................June 30, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from................. to ......................
      Commission File No................................................0-27942

                           Commonwealth Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                      23-2828883
     -------------                                      ----------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification Number)

      Commonwealth Bank Plaza
      2 West Lafayette Street
      Norristown, Pennsylvania                          19401-4758
      ------------------------                          ----------
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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 2, 1999, there were 18,068,127 issued and 13,043,022 outstanding shares of the Registrant's Common Stock.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                                TABLE OF CONTENTS


Item                                                                                                            Page
No.                                                                                                             No.
---                                                                                                             ---

            PART I - CONSOLIDATED FINANCIAL INFORMATION

 1          Consolidated Financial Statements

            Consolidated Balance Sheets at June 30, 1999 and December 31, 1998                                  3

            Consolidated Statements of Income for the Quarter and Six Month
             Periods Ended June 30, 1999 and 1998                                                               4

            Consolidated Statements of Changes in Shareholders' Equity for the Six Month
             Periods Ended June 30, 1999 and 1998                                                               5

            Consolidated Statements of Cash Flows for the Six Month
             Periods Ended June 30, 1999 and 1998                                                               6

            Notes to Consolidated Financial Statements                                                          8

 2          Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                         14

 3          Quantitative and Qualitative Disclosures about Market Risk                                          28


             PART II - OTHER INFORMATION

1           Legal Proceedings                                                                                   29

2           Changes in Securities                                                                               29

3           Default Upon Senior Securities                                                                      29

4           Submission of Matters to a Vote of Security Holders                                                 29

5           Other Information                                                                                   29

6           Exhibits and Reports on Form 8-K                                                                    29

            Signatures                                                                                          30

                   Commonwealth Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                                        June 30,                 December 31,
                                                                                          1999                       1998
                                                                                   -------------------        -------------------
Assets:
Cash and due from banks                                                                       $51,652                    $58,028
Interest-bearing deposits                                                                      29,904                     43,829
Short-term investments available for sale                                                         676                      4,820
Mortgage loans held for sale                                                                   54,723                    120,642
Investment securities
   Securities available for sale (cost of $140,252
     and $34,407, respectively), at market value                                              139,925                     34,515
Mortgage-backed securities
   Securities held to maturity (market value of $107,077
     and $133,735, respectively), at cost                                                     106,354                    132,105
   Securities available for sale (cost of $253,360
     and $388,349, respectively), at market value                                             252,855                    392,036
Loans receivable, net                                                                       1,310,435                  1,338,177
Accrued interest receivable, net                                                               10,216                     11,260
FHLB stock, at cost                                                                            18,400                     18,400
Premises and equipment, net                                                                    16,676                     16,887
Intangible assets                                                                              35,362                     39,830
Mortgage servicing rights                                                                       8,934                      9,969
Other assets, including net deferred taxes of $4,465
   and $2,508, respectively                                                                    40,952                     37,001
                                                                                   -------------------        -------------------
                                         Total assets                                      $2,077,064                 $2,257,499
                                                                                   ===================        ===================

Liabilities:
  Deposits                                                                                 $1,556,409                 $1,605,299
  Notes payable and other borrowings:
     Secured notes due to Federal Home Loan Bank of Pittsburgh                                128,000                    240,500
     Securities sold under agreements to repurchase                                           140,000                    166,000
     Other borrowings                                                                          14,363                          0
  Advances from borrowers for taxes and insurance                                              32,368                     28,960
  Accrued interest payable, accrued expenses and other liabilities                             31,624                     24,562
                                                                                   -------------------        -------------------
                                    Total liabilities                                       1,902,764                  2,065,321
                                                                                   -------------------        -------------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.10 par value; 5,000,000 shares
     authorized; none issued                                                                        -                          -
  Common stock, $0.10 par value; 30,000,000 shares authorized;
      18,068,127 shares issued and 13,363,582 outstanding at June 30, 1999
      18,054,315 shares issued and 14,721,408 outstanding at December 31, 1998                  1,807                      1,806
  Additional paid-in capital                                                                  135,965                    135,588
  Retained earnings                                                                           130,055                    123,917
  Unearned stock benefit plan compensation                                                     (9,395)                   (10,666)
  Unrealized (loss) gain on marketable securities, net                                           (541)                     2,467
  Treasury stock, at cost; 4,704,545 and 3,332,907 shares, respectively                       (83,591)                   (60,934)
                                                                                   -------------------        -------------------
                            Total shareholders' equity                                        174,300                    192,178
                                                                                   -------------------        -------------------
                            Total liabilities and shareholders' equity                     $2,077,064                 $2,257,499
                                                                                   ===================        ===================

The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
               (in thousands, except share and per share amounts)



                                                                         For the Quarter                For the Six Months
                                                                          Ended June 30,                  Ended June 30,
                                                                    1999              1998             1999              1998
                                                              ---------------   ------------      -------------     -------------

Interest income:
 Interest on loans                                                $26,184           $26,527           $52,443           $51,910
 Interest and dividends on deposits
     and money market investments                                     855               775             1,896             1,458
 Interest on investment securities                                  2,485               609             3,862             1,352
 Interest on mortgage-backed securities                             6,559            12,750            14,489            25,020
                                                              -----------       -----------       -----------       -----------

     Total interest income                                         36,083            40,661            72,690            79,740

Interest expense:
 Interest on deposits                                              13,552            14,949            27,336            29,893
 Interest on notes payable and other borrowings                     4,744             8,017            10,030            14,637
                                                              -----------       -----------       -----------       -----------

    Total interest expense                                         18,296            22,966            37,366            44,530
                                                              -----------       -----------       -----------       -----------

    Net interest income                                            17,787            17,695            35,324            35,210

Provision for loan losses                                           1,000             1,000             2,000             1,500
                                                              -----------       -----------       -----------       -----------

    Net interest income after provision for loan losses            16,787            16,695            33,324            33,710

Noninterest income:
 Deposit fees and related income                                    2,493             2,275             4,680             4,326
 Servicing fees                                                     1,051             1,027             1,945             2,074
 Net gain on sale of mortgage loans                                 2,606             2,745             6,767             4,837
 Net gain on sale of securities                                         -               687                 -               687
 Other                                                              1,572               645             2,222             1,461
                                                              -----------       -----------       -----------       -----------

    Total noninterest income                                        7,722             7,379            15,614            13,385
                                                              -----------       -----------       -----------       -----------

Noninterest expense:
 Compensation and employee benefits                                 9,198            10,130            18,816            19,119
 Occupancy and office operations                                    2,688             2,569             5,505             5,169
 FDIC premium                                                         190               195               380               388
 Advertising and promotion                                            490               542               904               979
 Amortization of intangible assets                                  1,221             1,417             2,510             2,834
 Valuation adjustment relating to an equity
    investment in a mortgage servicing partnership                    -               2,733               -               2,733
 Other                                                              4,521             4,262             8,899             7,997
                                                              -----------       -----------       -----------       -----------

    Total noninterest expense                                      18,308            21,848            37,014            39,219
                                                              -----------       -----------       -----------       -----------

    Income before income taxes                                      6,201             2,226            11,924             7,876

Income tax provision                                                1,798               757             3,458             2,555
                                                              -----------       -----------       -----------       -----------

Net income                                                         $4,403            $1,469            $8,466            $5,321
                                                              ===========       ===========       ===========       ===========

Basic weighted average number of shares outstanding            12,933,582        14,661,101        13,144,806        14,821,577
                                                              ===========       ===========       ===========       ===========

Basic earnings per share                                            $0.34             $0.10             $0.64             $0.36
                                                              ===========       ===========       ===========       ===========

Diluted weighted average number of shares outstanding          13,342,552        15,427,517        13,516,984        15,533,608
                                                              ===========       ===========       ===========       ===========

Diluted earnings per share                                          $0.33             $0.10             $0.63             $0.34
                                                              ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                 (in thousands)



                                                     Common                       Additional                        Stock
                                                     Shares          Common         Paid-In        Retained      Benefit Plan
                                                   Outstanding        Stock          Capital        Earnings      Compensation
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                        16,247         $1,800        $133,541       $117,582         ($12,900)
  Comprehensive Income:
   Net income                                                                                      5,321
    Other-unrealized loss on marketable
    securities, net of $626 tax benefit
   Total comprehensive Income
  Dividends                                                                                       (2,421)
  Release of ESOP shares                                                              678                             460
  Amortization of unearned compensation                                                                               734
  Exercise of stock options                             39              4             218
  Purchase of Treasury stock                          (812)
  Tax benefit on employee stock plans                                                 329
                                            ------------------------------------------------------------------------------------
Balance at June 30, 1998                            15,474         $1,804        $134,766       $120,482         ($11,706)
                                            ====================================================================================

Balance at December 31, 1998                        14,721         $1,806        $135,588       $123,917         ($10,666)
  Comprehensive Income:
   Net income                                                                                      8,466
    Other-unrealized loss on marketable
    securities, net of $1,620 tax benefit
   Total comprehensive Income
  Dividends                                                                                       (2,328)
  Release of ESOP shares                                                              362                             460
  Amortization of unearned compensation                                                                               811
  Stock issued pursuant to benefit plans                43              1             (40)
  Purchase of Treasury stock                        (1,400)
  Tax benefit on employee stock plans                                                  55
                                            ------------------------------------------------------------------------------------
Balance at June 30, 1999                            13,364         $1,807        $135,965       $130,055          ($9,395)
                                            ====================================================================================



                                                 Accumulated
                                                    Other
                                                Comprehensive         Treasury
                                                    Income              Stock            Total
----------------------------------------------------------------------------------------------
Balance at December 31, 1997                         $3,512         ($28,683)        $214,852
  Comprehensive Income:
   Net income                                                                           5,321
    Other-unrealized loss on marketable
    securities, net of $626 tax benefit              (1,162)                           (1,162)
                                                                             -----------------
   Total comprehensive Income                                                           4,159
                                                                             -----------------
  Dividends                                                                            (2,421)
  Release of ESOP shares                                                                1,138
  Amortization of unearned compensation                                                   734
  Exercise of stock options                                                               222
  Purchase of Treasury stock                                         (19,252)         (19,252)
  Tax benefit on employee stock plans                                                     329
                                            --------------------------------------------------
Balance at June 30, 1998                             $2,350         ($47,935)        $199,761
                                            ==================================================


Balance at December 31, 1998                         $2,467         ($60,934)        $192,178
  Comprehensive Income:
   Net income                                                                           8,466
    Other-unrealized loss on marketable
    securities, net of $1,620 tax benefit            (3,008)                           (3,008)
                                                                             -----------------
   Total comprehensive Income                                                           5,458
                                                                             -----------------
  Dividends                                                                            (2,328)
  Release of ESOP shares                                                                  822
  Amortization of unearned compensation                                                   811
  Stock issued pursuant to benefit plans                                 428              389
  Purchase of Treasury stock                                         (23,085)         (23,085)
  Tax benefit on employee stock plans                                                      55
                                            --------------------------------------------------
Balance at June 30, 1999                              ($541)        ($83,591)        $174,300
                                            ==================================================


The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                For the Six Months
                                                                                                Ended June 30,
                                                                                        1999                    1998
                                                                                ----------------------  ----------------------
Operating activities:
   Net income                                                                                  $8,466                  $5,321
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities-
      Proceeds from loans sold to others                                                      404,033                 316,560
      Loans originated for sale                                                              (243,103)               (248,673)
      Purchases of loans held for sale                                                        (88,062)               (101,942)
      Principal collection on mortgage loans held for sale                                        425                     439
      Net gain on sale of mortgage loans                                                       (6,767)                 (4,837)
      (Decrease) increase in net deferred loan fees                                              (378)                    471
      Provision for loan losses and foreclosed real estate                                      2,068                   1,537
      Gain on sale of investment securities                                                         -                    (687)
      Valuation adjustment on an equity investment                                                  -                   2,818
      Gain on sale of branches                                                                 (1,027)                      -
      Depreciation and amortization                                                             1,770                   1,709
      Net amortization of other assets and liabilities                                          3,807                   4,973
      Interest reinvested on repurchase agreements                                             (5,205)                 (5,571)
      Changes in assets and liabilities-
        Decrease (increase) in-
          Accrued interest receivable, net                                                      1,044                     654
          Deferred income taxes                                                                  (339)                 (1,207)
          Other assets                                                                         (3,982)                 (2,701)
        Increase in-
          Advances from borrowers for taxes and insurance                                       3,408                  13,007
          Accrued interest payable, accrued expenses and other liabilities                      6,962                  13,909
                                                                                ----------------------  ----------------------
            Net cash provided by (used in) operating activities                               $83,120                 ($4,220)
                                                                                ----------------------  ----------------------

                                                                                                                  (continued)






The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                         For the Six Months
                                                                                           Ended June 30,
                                                                                  1999                    1998
                                                                           ---------------------  ----------------------

Investing activities:
   Proceeds from sale of investment securities                                          $94,456                  $1,442
   Proceeds from maturities of investment securities                                      5,000                  30,000
   Purchases of investment securities                                                  (204,534)                (20,000)
   Proceeds from sale of mortgage-backed securities                                       5,470                       -
   Proceeds from call of mortgage-backed securities                                           -                  30,000
   Purchases of mortgage-backed securities                                                    -                (156,958)
   Principal collected on mortgage-backed securities                                    155,270                 151,905
   Principal collected on loans                                                         198,216                 228,090
   Loans originated                                                                    (151,243)               (221,821)
   Loans purchased                                                                      (31,210)                (99,542)
   Sales of real estate acquired through foreclosure                                        827                     645
   Purchase of FHLB Stock                                                                     -                  (4,225)
   Purchases of premises and equipment                                                   (2,120)                 (1,035)
   Sale of branches                                                                     (22,134)                      -
   Proceeds from sales of assets                                                             10                      44
                                                                           ---------------------  ----------------------
         Net cash provided by (used in) investing activities                             48,008                 (61,455)
                                                                           ---------------------  ----------------------

Financing activities:
   Net (decrease) increase in deposits                                                  (11,617)                 26,243
   Proceeds from notes payable and other borrowings                                      14,363                 315,000
   Repayment of notes payable and other borrowings                                     (133,295)               (247,845)
   Net purchase of common stock                                                         (22,696)                (19,030)
   Cash dividends paid                                                                   (2,328)                 (2,421)
                                                                           ---------------------  ----------------------
         Net cash (used in) provided by financing activities                           (155,573)                 71,947
                                                                           ---------------------  ----------------------
                                                                                        (24,445)                  6,272
Cash and cash equivalents at beginning of period                                        106,677                  53,938
                                                                           ---------------------  ----------------------
Cash and cash equivalents at end of period                                              $82,232                 $60,210
                                                                           =====================  ======================

Supplemental disclosures of cash flow information:
   Cash paid during the quarter for-
       Interest                                                                         $30,529                 $33,828
                                                                           =====================  ======================
       Income taxes                                                                      $4,600                  $2,800
                                                                           =====================  ======================







The accompanying notes are an integral part of these statements.

                    Commonwealth Bancorp, Inc. and Subsidiaries

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.          Basis of Presentation

             In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Commonwealth Bancorp, Inc.'s ("Commonwealth" or the "Company") financial condition as of June 30, 1999 and the results of operations, changes in shareholders' equity, and cash flows for the periods presented.

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

             The Company is a Pennsylvania corporation which is the holding company for Commonwealth Bank ("Bank"). Headquartered in Norristown, Pennsylvania, Commonwealth Bank has offices located in Berks, Bucks, Chester, Delaware, Lehigh, Montgomery, and Philadelphia Counties, Pennsylvania. ComNet Mortgage Services ("ComNet"), a division of the Bank, has offices in Pennsylvania, Maryland, New Jersey, and Virginia. ComNet also operates under the trade name of Homestead Mortgage in Maryland.

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

3.           Shareholders' Equity

             On June 15, 1999, the Board of Directors declared a $0.09 per share cash dividend for the quarter ended June 30, 1999, which was made payable to shareholders of record at the close of business on June 25, 1999. This dividend was paid on July 9, 1999.

             During the second quarter of 1999, the Company purchased 0.7 million shares of its common stock at a purchase price of $12.5 million. During the second quarter of 1998, the Company purchased 0.8 million shares of its common stock at a purchase price of $19.3 million. The repurchased shares were held as treasury stock at June 30, 1999 and are reserved for general corporate purposes and/or issuance pursuant to the Company's stock option plans. At June 30, 1999, shareholders' equity represented 8.4% of assets, compared to 8.5% at December 31, 1998.

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

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

document, designate, and assess the effectiveness of transactions that receive hedge accounting.

            SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively and must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). Commonwealth has not yet determined the timing of the adoption of SFAS No. 133. The adoption of SFAS No. 133 as of June 30, 1999 would not have had a material impact on the consolidated statements of income or comprehensive income.

             In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which delayed the effective date of SFAS No. 133 for one year.

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

                                                                  For the Quarter Ended June 30,
                                                                  ------------------------------

                                                                     1999             1998
                                                                     ----             ----

Basic weighted average number of common shares outstanding         12,933,582       14,661,101

Effect of dilutive securities:
    Stock options                                                     351,377          622,891
    Recognition Plan stock                                             57,593          143,525
                                                                   ----------       ----------

Diluted weighted average number of common shares outstanding       13,342,552       15,427,517
                                                                   ==========       ==========



                                                                 For the Six Months Ended June 30,
                                                                 ---------------------------------

                                                                     1999             1998
                                                                     ----            -----

Basic weighted average number of common shares outstanding         13,144,806       14,821,577

Effect of dilutive securities:
    Stock options                                                     330,057          585,778
    Recognition Plan stock                                             42,121          126,253
                                                                   ----------       ----------

Diluted weighted average number of common shares outstanding       13,516,984       15,533,608
                                                                   ==========       ==========

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            Basic EPS was $0.34 per share for the quarter ended June 30, 1999, compared to $0.10 per share for the quarter ended June 30, 1998. Diluted EPS was $0.33 per share for the quarter ended June 30, 1999, compared to $0.10 per share for the quarter ended June 30, 1998.

            Basic EPS was $0.64 per share for the six months ended June 30, 1999, compared to $0.36 per share for the six months ended June 30, 1998. Diluted EPS was $0.63 per share for the six months ended June 30, 1999, compared to $0.34 per share for the six months ended June 30, 1998.

 6.         Comprehensive Income

            The Company adopted SFAS No. 130, "Reporting Comprehensive Income," on January 1, 1998, as required. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The main objective of the statement is to report a measure of all changes in equity that result from transactions and other economic events of the period other than transactions with owners. Currently, such non-owner changes in equity include only unrealized gains or losses on marketable securities, net of tax. A summary of the reclassification adjustment for realized gains or losses on marketable securities, net of tax, follows:

                                              For the Six Months Ended June 30,
                                              ---------------------------------

                                                       1999           1998
                                                    -------          -----
                                                         (in thousands)

Unrealized loss on marketable securities,
 net of tax, arising during period                  $(3,008)       $  (715)

Less: reclassification adjustment for gains
 included in net income                                   -            447
                                                    -------        -------

Net unrealized loss on marketable securities,
 net of tax                                         $(3,008)       $(1,162)
                                                    =======        =======

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

                                                 For the Quarter Ended June 30,
                                         -----------------------------------------------------
                                                           1999
                                         -----------------------------------------------------


                                         Banking            Mortgage
                                         Operations         Operations          Consolidated
                                         ---------------------------------------------------
                                                      (in thousands)
Net interest income after
 provision for loan losses                $    15,728        $     1,059        $    16,787

Noninterest income:

 Servicing fees                                  (629)             1,680              1,051

 Net gain on sale of mortgage loans              (101)             2,707              2,606

 Other                                          4,075                (10)             4,065
                                          -----------        -----------        -----------

  Total noninterest income                      3,345              4,377              7,722
                                          -----------        -----------        -----------

Noninterest expense:

 Compensation and employee benefits             6,535              2,663              9,198

 Other                                          7,692              1,418              9,110
                                          -----------        -----------        -----------

  Total noninterest expense                    14,227              4,081             18,308
                                          -----------        -----------        -----------

Income before income taxes                      4,846              1,355              6,201

Income tax provision                            1,323                475              1,798
                                          -----------        -----------        -----------

Net income                                $     3,523        $       880        $     4,403
                                          ===========        ===========        ===========


Total assets (period end)                 $ 1,984,302        $    92,762        $ 2,077,064
                                          ===========        ===========        ===========


                                                      For the Quarter Ended June 30,
                                            ---------------------------------------------------
                                                                    1998
                                            ---------------------------------------------------


                                            Banking              Mortgage
                                            Operations           Operations        Consolidated
                                            ---------------------------------------------------
                                                         (in thousands)
Net interest income after
 provision for loan losses                   $    15,441        $     1,254        $    16,695

Noninterest income:

 Servicing fees                                     (690)             1,717              1,027

 Net gain on sale of mortgage loans                 (421)             3,166              2,745

 Other                                             3,620                (13)             3,607
                                             -----------        -----------        -----------

  Total noninterest income                         2,509              4,870              7,379
                                             -----------        -----------        -----------

Noninterest expense:

 Compensation and employee benefits                6,419              3,711             10,130

 Other                                            10,029              1,689             11,718
                                             -----------        -----------        -----------

  Total noninterest expense                       16,448              5,400             21,848
                                             -----------        -----------        -----------

Income before income taxes                         1,502                724              2,226

Income tax provision                                 504                253                757
                                             -----------        -----------        -----------

Net income                                   $       998        $       471        $     1,469
                                             ===========        ===========        ===========


Total assets (period end)                    $ 2,106,127        $   151,372        $ 2,257,499
                                             ===========        ===========        ===========

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                   For the Six Months Ended June 30,
                                         -----------------------------------------------------
                                                                1999
                                         ---------------------------------------------------

                                         Banking            Mortgage
                                         Operations         Operations          Consolidated
                                         ---------------------------------------------------
                                                        (in thousands)

Net interest income after
 provision for loan losses                $    31,092        $     2,232        $    33,324

Noninterest income:

 Servicing fees                                (1,284)             3,229              1,945

 Net gain on sale of mortgage loans              (233)             7,000              6,767

 Other                                          6,949                (47)             6,902
                                          -----------        -----------        -----------


  Total noninterest income                      5,432             10,182             15,614
                                          -----------        -----------        -----------


Noninterest expense:

 Compensation and employee benefits            13,404              5,412             18,816

 Other                                         15,104              3,094             18,198
                                          -----------        -----------        -----------


  Total noninterest expense                    28,508              8,506             37,014
                                          -----------        -----------        -----------


Income before income taxes                      8,016              3,908             11,924

Income tax provision                            2,090              1,368              3,458
                                          -----------        -----------        -----------

Net income                                $     5,926        $     2,540        $     8,466
                                          ===========        ===========        ===========


Total assets (period end)                 $ 1,984,302        $    92,762        $ 2,077,064
                                          ===========        ===========        ===========


                                              For the Six Months Ended June 30,
                                         -----------------------------------------------------
                                                              1998
                                           ---------------------------------------------------

                                           Banking              Mortgage
                                           Operations           Operations       Consolidated
                                           ---------------------------------------------------
                                                        (in thousands)

Net interest income after
 provision for loan losses                  $    31,144        $     2,566        $    33,710

Noninterest income:

 Servicing fees                                  (1,392)             3,466              2,074

 Net gain on sale of mortgage loans                (724)             5,561              4,837

 Other                                            6,517                (43)             6,474
                                            -----------        -----------        -----------


  Total noninterest income                        4,401              8,984             13,385
                                            -----------        -----------        -----------


Noninterest expense:

 Compensation and employee benefits              12,906              6,213             19,119

 Other                                           16,968              3,132             20,100
                                            -----------        -----------        -----------


  Total noninterest expense                      29,874              9,345             39,219
                                            -----------        -----------        -----------


Income before income taxes                        5,671              2,205              7,876

Income tax provision                              1,783                772              2,555
                                            -----------        -----------        -----------

Net income                                  $     3,888        $     1,433        $     5,321
                                            ===========        ===========        ===========


Total assets (period end)                   $ 2,106,127        $   151,372        $ 2,257,499
                                            ===========        ===========        ===========

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

                    On June 28, 1999, Commonwealth Bank completed the sale of two branches in Lebanon County, Pennsylvania to Harris Savings Bank, resulting in a pre-tax gain of $1.0 million in the second quarter of 1999. As of June 28, 1999, the two branches had $37 million of combined deposits and $11 million of consumer and commercial loans.

                    On July 7, 1999, Commonwealth announced that its wholly-owned subsidiary, Commonwealth Bank, will exit substantially all of its third party mortgage servicing business, and has reached a definitive agreement with National City Mortgage Co. regarding the sale of Commonwealth's existing $1.0 billion Fannie Mae and Freddie Mac mortgage servicing portfolio. The Company expects to realize a pre-tax gain of between $3.5 million and $4.0 million upon completion of the transaction, which is anticipated to occur in the third quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        When used in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

        The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

        GENERAL. The Company is a Pennsylvania corporation which is the holding company for the Bank. Commonwealth Bank is a federally chartered stock savings bank, primarily regulated by the Office of Thrift Supervision ("OTS"). The Bank conducts business from its executive offices in Norristown, Pennsylvania and, as of June 30, 1999, 59 full-service branches located in southeast Pennsylvania. ComNet Mortgage Services, a division of the Bank, also located in Norristown, conducts business through loan origination offices located in Pennsylvania, Maryland, New Jersey, and Virginia, and also operates under the trade name of Homestead Mortgage in Maryland. In addition, ComNet conducts business through its wholesale network, which includes correspondents in 18 states.

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

FINANCIAL CONDITION

        GENERAL. Total assets were $2.1 billion at June 30, 1999, compared to $2.3 billion at December 31, 1998. During the first six months of 1999, decreases in the Company's mortgage-backed securities, mortgage loans held for sale and loans receivable were offset, in part, by an increase in investment securities. Total liabilities were $1.9 billion at June 30, 1999, compared to $2.1 billion at December 31, 1998. The decrease during the first six months of 1999, was primarily attributable to a decrease in notes payable and other borrowings and deposits. Shareholders' equity as of June 30, 1999, equaled $174 million, compared to $192 million at December 31, 1998. This $18 million, or 9%, decrease was primarily the result of the $23.1 million purchase of 1.4 million shares of treasury stock, offset, in part, by a $6 million, or 5%, increase in retained earnings, primarily related to earnings during the first six months of 1999.

        CASH, INTEREST-BEARING DEPOSITS, AND SHORT-TERM INVESTMENTS ("CASH AND CASH EQUIVALENTS"). Cash and cash equivalents decreased by $24 million, or 23%, from $107 million at December 31, 1998, to $82 million at June 30, 1999.

        MORTGAGE LOANS HELD FOR SALE. Mortgage loans held for sale decreased by $66 million, or 55%, from $121 million at December 31, 1998, to $55 million at June 30, 1999. The decrease was attributable to a decrease in loans originated during the second quarter of 1999, primarily as a result of a reduction in loan refinancing.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED


        INVESTMENT SECURITIES. Investment securities increased by $105 million, or 305%, from $35 million at December 31, 1998, to $140 million at June 30, 1999. The increase was primarily attributable to the purchase of highly rated short-term corporate bonds and mortgage related mutual funds. These increases were offset, in part, by the maturity of U.S. Treasury and U.S. Government agency securities.

        The increase in investment securities between December 31, 1998 and June 30, 1999, coupled with a decrease in mortgage-backed securities during the same time period, was part of a strategy to increase the liquidity and shorten the average life of the Company's combined investment and mortgage-backed securities portfolios.

        Investments in debt and equity securities at June 30, 1999 and December 31, 1998 were as follows:

                                                                      June 30, 1999
                                              ---------------------------------------------------------
                                               Amortized        Unrealized     Unrealized    Market
                                                 Cost             Gains          Losses       Value
                                              ---------------------------------------------------------
                                                                   (in thousands)
Available for sale:
  Corporate Bonds                               $ 79,990       $     29       $     74       $ 79,945
  Mortgage Security Mutual Funds                  57,852              -            268         57,584
  Equity Servicing Partnership                     1,700              -              -          1,700
  Other Equity Investments                           710              -             14            696
                                              ---------------------------------------------------------
                   Total                        $140,252       $     29       $    356       $139,925
                                              =========================================================

                                                         December 31, 1998
                                    -------------------------------------------------------
                                     Amortized     Unrealized     Unrealized       Market
                                       Cost           Gains         Losses         Value
                                    -------------------------------------------------------

                                                       (in thousands)
Available for sale:
  Corporate Bonds                      $19,997       $   143          $  -       $20,140
  U.S. Treasury and U.S.
    Government agency securities        12,000             1             2        11,999
  Equity Servicing Partnership           1,700             -             -         1,700
  Other Equity Investments                 710             -            34           676

                                    -------------------------------------------------------
                   Total               $34,407       $   144          $ 36       $34,515
                                    =======================================================

        All investment securities are classified as available for sale and are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

        MORTGAGE-BACKED SECURITIES. Mortgage-backed securities decreased by $165 million, or 31%, from $524 million at December 31, 1998, to $359 million at June 30, 1999. The decrease in mortgage-backed securities during the first six months of 1999 was primarily related to repayments and prepayments.

        The decrease in mortgage-backed securities between December 31, 1998 and June 30, 1999, coupled with an increase in investment securities during the same time period, was part of a strategy to increase the liquidity and shorten the average life of the Company's combined investment and mortgage-backed securities portfolios.

        Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees related to the securities, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company. At June 30, 1999 and December 31, 1998, $238 million, or 66%, and $310 million, or 59%, respectively, of the Company's mortgage-backed securities were insured or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Federal National Mortgage Association ("FNMA"). As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the GNMA, FHLMC, or the FNMA, and serve to further diversity the Company's mortgage-backed securities portfolio. At June 30, 1999 and December 31, 1998, $122 million, or 34%, and $215 million, or 41%, respectively, of the Company's mortgage-backed securities were private mortgage-backed securities. The following table sets forth the Company's mortgage-backed securities portfolio at the dates indicated.


                                                                June 30, 1999
                              ---------------------------------------------------------------------------------------------
                               Amortized                   Unrealized                Unrealized                Market
                                 Cost                         Gains                     Losses                  Value
                              ---------------------------------------------------------------------------------------------
                                                                 (in thousands)

 Held to maturity:

   GNMA                             $ 41,101                       $  852                  $   84                 $ 41,869

   FHLMC                              21,470                          231                       -                   21,701

   FNMA                               40,273                          248                     524                   39,997

   Private                             3,510                            -                       -                    3,510

                              ---------------------------------------------------------------------------------------------
       Total                        $106,354                       $1,331                  $  608                 $107,077
                              =============================================================================================

 Available for sale:

   GNMA                            $  10,934                      $   264                  $  147                 $ 11,051

   FHLMC                              51,307                          953                      64                   52,196

   FNMA                               54,910                          210                     206                   54,914

   CMO and REMIC                     136,209                          223                   1,738                  134,694

                              ---------------------------------------------------------------------------------------------
     Total                          $253,360                       $1,650                  $2,155                 $252,855
                              =============================================================================================

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS-CONTINUED


                                                                 December 31, 1998
                                     ---------------------------------------------------------------------------------------------
                                      Amortized                   Unrealized              Unrealized                 Market
                                        Cost                        Gains                   Losses                  Value
                                     ---------------------------------------------------------------------------------------------

                                                             (in thousands)

Held to maturity:

  GNMA                                 $ 50,856                       $1,284                    $108                 $ 52,032

  FHLMC                                  28,871                          193                     151                   28,913

  FNMA                                   48,345                          443                      31                   48,757

  Private                                 4,033                            -                       -                    4,033
                                     ---------------------------------------------------------------------------------------------

               Total                   $132,105                       $1,920                    $290                 $133,735
                                     =============================================================================================

Available for sale:

  GNMA                                $  13,049                      $   475                  $    -                $  13,524

  FHLMC                                  65,987                        1,927                      17                   67,897

  FNMA                                   67,773                          718                     177                   68,314

  CMO and REMIC                         241,540                          972                     211                  242,301
                                     ---------------------------------------------------------------------------------------------

             Total                     $388,349                       $4,092                    $405                 $392,036
                                     =============================================================================================

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

                    LOANS RECEIVABLE. Loans receivable, net of reserves, deferred loan fees, and unamortized premiums and unaccreted discounts, decreased by $28 million, or 2%, during the first six months of 1999, to $1.3 billion at June 30, 1999. The decrease was primarily attributable to a decrease in residential mortgage loans, offset, in part, by growth in consumer and commercial loans. The consumer and commercial loan growth was impacted by the sale of two branches, with loans totaling $11 million, to Harris Savings Bank on June 28, 1999. The following table depicts the composition of the Company's loan portfolio at the dates indicated.

                                                                             June 30,                       December 31,
                                                                               1999                              1998
                                                                    ----------------------------         --------------------
                                                                                         % of                          % of
                                                                      Amount             Total           Amount        Total
                                                                      ------             -----           ------        -----
                                                                                       (dollars in thousands)
     Mortgage loans - Residential (1)                              $  878,160          66.46%          $ 969,617       71.90%
     Consumer loans:
       Equity lines of credit                                          31,130           2.36              34,845        2.58
       Second mortgages                                               147,777          11.18             126,360        9.37
       Recreational vehicles                                           57,890           4.38              39,920        2.96
       Other                                                           41,839           3.17              38,781        2.88
                                                                    ---------         ------           ---------      ------
         Total consumer loans                                         278,636          21.09             239,906       17.79
     Commercial loans:
       Small Business
        Administration Loans (2)                                       12,828           0.97              14,491        1.07
       Commercial real estate                                          56,212           4.26              45,021        3.34
       Business loans (3)                                              95,424           7.22              79,490        5.90
                                                                    ---------         ------           ---------      ------
        Total commercial loans                                        164,464          12.45             139,002       10.31
                                                                    ---------         ------           ---------      ------

        Total loans receivable                                      1,321,260         100.00%          1,348,525      100.00%
                                                                    ---------         ======           ---------      ======
     Less:
       Net premium on loans purchased                                 (2,598)                            (2,880)
       Allowance for loan losses                                        9,964                              9,589
       Deferred loan fees                                               3,459                              3,639
                                                                   ----------                         ----------
     Loans receivable, net                                         $1,310,435                         $1,338,177
                                                                   ==========                         ==========


---------------------
(1)  At June 30, 1999 and December 31, 1998, $328 million, or 37%, and $404 million, or 42%, respectively, of the Company's residential mortgage loans had adjustable interest rates.

(2) Consists entirely of loans (or securities backed by loans) which are guaranteed by the U.S. Government, with the majority adjusting monthly or quarterly. All such loans or securities were purchased by the Company.

(3)  Includes owner occupied real estate.

        Total mortgage loans originated and purchased for the six months ended June 30, 1999, decreased by $196 million, or 35%, from $565 million for the six months ended June 30, 1998, to $369 million for the six months ended June 30, 1999. The $196 million decrease in mortgage originations was primarily as a result of a reduction in loan refinancing. Closed loans relating to Commonwealth's retail network totaled $272 million during the six months ended June 30, 1999, a decrease of 25% compared to $363 million for six months ended June 30, 1998. Commonwealth's Wholesale Lending Department originates loans through

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

a network of correspondent brokers in 18 states. All loans are underwritten using the same criteria as those used for retail originations. Closed loans relating to Commonwealth's wholesale network totaled $97 million during the six months ended June 30, 1999, a decrease of 52% compared to $201 million for the six months ended June 30, 1998.

        Consumer loans increased by $39 million, or 16%, from $240 million at December 31, 1998, to $279 million at June 30, 1999. At June 30, 1999, consumer loans represented 21% of the Company's loan portfolio and were comprised of $31 million of equity lines of credit, $148 million of second mortgage loans, $58 million of recreational vehicle loans, and $42 million of other consumer loans. At December 31, 1998, consumer loans represented 18% of total loans and were comprised of $35 million of equity lines of credit, $126 million of second mortgage loans, $40 million of recreational vehicle loans, and $39 million of other consumer loans.

        As of June 30, 1999, commercial loans totaled $164 million, or 12%, of the Company's total loan portfolio, as compared to $139 million, or 10%, at December 31, 1998. At June 30, 1999, commercial loans were comprised of $56 million of commercial real estate loans, $95 million of business loans, and $13 million of loans guaranteed by the Small Business Administration ("SBA"). At December 31, 1998, commercial loans were comprised of $45 million of commercial real estate loans, $79 million of business loans, and $14 million of SBA loans. Commercial loans are generally considered to have a greater risk than residential mortgage loans because the risk of borrower default is greater, and the collateral is more likely to decline in value and may be more difficult to liquidate than single-family residences.

        The increases in consumer and commercial loans and the decrease in mortgage loans during the first six months of 1999 were in line with the Company's strategy to shift its business mix from that of a traditional thrift institution to one more representative of a community bank.

        NONPERFORMING ASSETS. The Company's nonperforming assets, which primarily consist of nonaccrual loans and real estate acquired through foreclosure, decreased by $3.1 million, or 28%, from $11.1 million at December 31, 1998, to $8.0 million at June 30, 1999. At June 30, 1999, the Company's $8.0
million of nonperforming assets amounted to 0.38% of total assets. At December 31, 1998, the Company's $11.1 million of nonperforming assets amounted to 0.49% of total assets. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.


                                                         June 30, 1999                               December 31, 1998
                                                         -------------                               -----------------

                                                                      (dollars in thousands)
    Mortgage loans - Residential                          $3,672                                      $  5,119
    Consumer loans                                         1,413                                         1,598
    Commercial loans                                       1,788                                         3,295
                                                           -----                                         -----
      Total nonperforming loans                            6,873                                        10,012
    Real estate owned, net                                 1,101                                         1,049
                                                           -----                                         -----
      Total nonperforming assets                          $7,974                                       $11,061
                                                           =====                                        ======
    Nonperforming loans to total loans held
     for investment                                        0.52%                                         0.74%
                                                           ====                                          ====
    Total nonperforming assets to total assets             0.38%                                         0.49%
                                                           ====                                          ====

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED



        ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $10.0 million at June 30, 1999, compared to $9.6 million at December 31, 1998. It is management's policy to maintain an allowance for estimated loan losses based upon an assessment of prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectability of the loan portfolio. At June 30, 1999, the Company's allowance for loan losses amounted to 145% of total nonperforming loans and 0.75% of total loans held for investment, as compared to 96% of total nonperforming loans and 0.71% of total loans held for investment at December 31, 1998. The Company utilizes these percentages as only one of the factors in assessing the adequacy of the allowance for loan losses at various points in time.

        Over the past several years, Commonwealth has diversified its lending efforts and increased its emphasis on providing its customers with consumer and commercial loans. As a result of the increased risk inherent in these loan products, management will continually evaluate its loan portfolio and record additional loan loss reserves as deemed necessary.

        The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.



                                                 For the Six Months Ended June 30,
                                                 ---------------------------------

                                                    1999                              1998
                                                    -----                             ----
                                                            (dollars in thousands)

Allowance at beginning of period                    $9,589                            $9,024
Provision for loan losses                            2,000                             1,500
Charge-offs:
  Mortgage loans                                     (175)                             (177)
  Consumer loans                                     (933)                             (772)
  Commercial loans                                   (745)                             (158)
                                                     -----                            ------
    Total charge-offs                              (1,853)                           (1,107)
Recoveries:
  Mortgage loans                                        26                                 -
  Consumer loans                                       103                                36
  Commercial loans                                      99                                31
                                                    ------                            ------
    Total recoveries                                   228                                67
                                                    ------                            ------
Allowance at end of period                          $9,964                            $9,484
                                                     =====                             =====


Allowance for loan losses to
 total nonperforming loans
 at end of period                                  144.97%                           109.84%
                                                   ======                            ======
Allowance for loan losses to
 total loans held for
 investment at end of period                         0.75%                             0.70%
                                                     ====                              ====


----------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED


                INTANGIBLE ASSETS. Intangible assets, which are comprised of the excess of cost over net assets acquired ("Goodwill") and core deposit intangibles ("CDI"), were recorded in connection with the acquisition of twelve former Meridian branches in 1996 (the "Berks Acquisition") and the acquisition of four former Fidelity Federal branches in 1995 (the "Fidelity Federal Acquisition"). On June 28,1999, Commonwealth sold two of the former Meridian branches, which resulted in a $1.4 million and $0.6 million reduction in Goodwill (Berks Acquisition) and CDI (Berks Acquisition), respectively. The following table details the components of intangible assets at the dates indicated.


                                   June 30, 1999         December 31,1998
                                   -------------         ----------------

                                               (in thousands)

   Goodwill (Berks Acquisition)       $16,856                $19,141

   CDI (Berks Acquisition)              6,777                  8,260

   Goodwill (Fidelity Federal)          9,722                 10,257

   CDI (Fidelity Federal)               2,007                  2,172
                                      -------                -------

    Total                             $35,362                $39,830
                                      =======                =======


                    MORTGAGE SERVICING RIGHTS. At June 30, 1999, Commonwealth's mortgage servicing portfolio was $2.2 billion, a decrease of 9% compared to $2.4 billion at December 31, 1998. At June 30, 1999 and December 31, 1998, Commonwealth was servicing $1.3 billion and $1.4 billion of third party loans, as well as $0.9 billion and $1.0 billion, respectively, of loans held by Commonwealth for investment and sale. At June 30, 1999, capitalized mortgage servicing rights relating to loans originated by Commonwealth totaled $7.9 million, compared to $8.9 million at December 31, 1998. Purchased mortgage servicing rights totaled $1.0 million at June 30, 1999, compared to $1.1 million at December 31, 1998.

                 On July 7, 1999, Commonwealth announced that its wholly-owned subsidiary, Commonwealth Bank, will exit substantially all of its third party mortgage servicing business, and has reached a definitive agreement with National City Mortgage Co. regarding the sale of Commonwealth's existing $1.0 billion Fannie Mae and Freddie Mac mortgage servicing portfolio. The Company expects to realize a pre-tax gain of between $3.5 million and $4.0 million upon completion of the transaction, which is anticipated to occur in the third quarter of 1999.

                    DEPOSITS. Deposits decreased by $49 million, or 3%, to $1.6 billion at June 30, 1999, primarily related to the sale of two branches, with combined deposits of $37 million, to Harris Savings Bank on June 28, 1999.

                    BORROWINGS. The Company's borrowings consist primarily of advances from the FHLB and securities sold under agreements to repurchase. FHLB advances decreased by $113 million, or 47%, to $128 million at June 30, 1999, from $241 million at December 31, 1998. Repurchase agreements decreased by $26 million, or 16%, to $140 million at June 30, 1999, from $166 million at December 31, 1998. These decreases were offset, in part, by an $14 million increase in the Company's commercial

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

        repurchase product, which was introduced during the first quarter of 1999. The Company's borrowings are used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business. Dependent upon funding requirements and interest rate risk considerations, certain of these borrowings are hedged with off-balance-sheet financial instruments.

                    ACCRUED INTEREST PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES ("OTHER LIABILITIES"). Other liabilities increased by $7 million, or 29%, to $32 million at June 30, 1999, from $25 million at December 31, 1998, primarily related to an increase in accrued interest payable.

                    SHAREHOLDERS' EQUITY. At June 30, 1999, shareholders' equity equaled $174 million, compared to $192 million at December 31, 1998. This $18 million, or 9%, decrease was primarily the result of the $23.1 million purchase of 1.4 million shares of treasury stock, offset, in part, by a $6 million, or 5%, increase in retained earnings during the first six months of 1999. The $6 million increase in retained earnings was the result of earnings of $8.5 million, offset, in part, by cash dividends of $2.3 million during the first six months of 1999. The repurchased shares were held as treasury stock as of June 30, 1999, and are reserved for general corporate purposes and/or issuance pursuant to the Company's stock option plans. At June 30, 1999, shareholders' equity represented 8.4% of assets, compared to 8.5% at December 31, 1998. The Bank's core and risk-based capital ratios were 6.5% and 12.2%, respectively, at June 30, 1999, compared to 5.9% and 11.6%, respectively, at December 31, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

            REGULATORY CAPITAL REQUIREMENTS.

The following table sets forth the Bank's compliance with applicable regulatory capital requirements at June 30, 1999:


                                                                                                 Minimum
                                                                                                 For Capital
                                                                                                 Adequacy
                                                     Actual                                      Purposes
                                   --------------------------------------------------------------------------------------
                                        Ratio                    Amount                   Ratio            Amount
                                   --------------------------------------------------------------------------------------
(dollars in thousands)
Shareholders' equity,
   and ratio to OTS
   total assets                             8.1%             $   167,113
                                    ------------

Intangible assets                                                (35,362)

Unrealized gain on
   marketable
   securities, net of tax                                            532
                                                            ------------
Tangible capital,
   and ratio to OTS
   adjusted total assets                    6.5%             $   132,283                 1.5%           $30,510
                                    ------------            ============            ---------           =======

Core capital,
   and ratio to OTS
   adjusted total assets                    6.5%             $   132,283                 3.0%           $61,019
                                    ------------            ============            ---------           =======

Core capital,
   and ratio to OTS
   risk-weighted assets                    11.3%             $   132,283
                                    ------------            ------------

Allowance for loan losses                                          9,964
                                                            ------------

Supplementary capital                                              9,964
                                                            ------------

Total risk-based capital,
   and ratio to OTS
   risk-weighted assets (1)                12.2%             $   142,247                 8.0%           $93,254
                                    ------------            ============            ---------           =======


OTS total assets                                              $2,068,797
                                                              ==========

OTS adjusted total assets                                     $2,033,967
                                                              ==========

OTS risk-weighted assets                                      $1,165,676
                                                              ==========


                                                To Be Well
                                                Capitalized
                                                For Prompt
                                                Corrective Action
                                                Provisions
                                   --------------------------------------
                                         Ratio                    Amount
                                   --------------------------------------
(dollars in thousands)
Shareholders' equity,
   and ratio to OTS
   total assets

Intangible assets

Unrealized gain on
   marketable
   securities, net of tax

Tangible capital,
   and ratio to OTS
   adjusted total assets


Core capital,
   and ratio to OTS
   adjusted total assets              5.0%                  $  101,698
                                      ----                  ==========

Core capital,
   and ratio to OTS
   risk-weighted assets               6.0%                  $   69,941
                                      ----                  ==========

Allowance for loan losses

Supplementary capital

Total risk-based capital,
   and ratio to OTS
   risk-weighted assets (1)          10.0%                  $  116,568
                                     -----                  ==========

OTS total assets

OTS adjusted total assets

OTS risk-weighted assets


-----------------------
(1) Does not reflect the interest rate risk component to the risk-based capital requirement, which is not yet effective.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                              Average Balance Sheet

                                                                          Quarter Ended June 30,
                                    --------------------------------------------- -------------------------------------------------
                                                         1999                                            1998
                                    --------------------------------------------- -------------------------------------------------
                                                                        Average                                          Average
                                     Average                            Yield /       Average                            Yield /
                                     Balance           Interest           Cost        Balance          Interest           Cost
                                     -------           --------           ----        -------          --------           ----
Loans receivable:
  Mortgage loans                         $945,495          $17,026         7.22%       $1,080,741          $19,518           7.24%
  Consumer loans                          269,979            6,005         8.92%          213,658            4,549           8.54%
  Commercial loans                        148,777            3,192         8.61%          121,329            2,460           8.13%
                                    --------------   --------------  -----------  ----------------   --------------   ------------
    Total loans receivable              1,364,251           26,223         7.71%        1,415,728           26,527           7.52%
                                    --------------   --------------  ------------ ----------------   --------------   ------------
Mortgage-backed securities                397,050            6,559         6.63%          748,221           12,750           6.83%
Investment securities                     198,395            2,485         5.02%           47,164              609           5.18%
Other earning assets                       50,956              855         6.73%           38,653              775           8.04%
                                    --------------   --------------  -----------  ----------------   --------------   ------------
Total interest-earning assets           2,010,652           36,122         7.21%        2,249,766           40,661           7.25%
                                                     --------------  -----------                     --------------   ------------
Non-interest-earning assets               150,588                                         155,594
                                    --------------                                ----------------
  Total assets                         $2,161,240                                      $2,405,360
                                    ==============                                ================

 Deposits:
   Demand and Money market               $742,316            4,251         2.30%         $621,500            3,717           2.40%
   Savings deposits                       232,759            1,284         2.21%          230,850            1,282           2.23%
   Certificates of deposit                631,912            8,017         5.09%          724,883            9,950           5.51%
                                    --------------   --------------  -----------  ----------------   --------------   ------------
     Total deposits                     1,606,987           13,552         3.38%        1,577,233           14,949           3.80%
                                    --------------   --------------  -----------  ----------------   --------------   ------------
 Notes payable and other borrowings
   FHLB Advances                          179,648            2,338         5.22%          340,835            4,791           5.64%
   Repurchase agreements                  140,000            2,322         6.65%          215,374            3,226           6.01%
   Other borrowings                         8,070               84         4.18%                0                0           0.00%
                                    --------------   --------------  -----------  ----------------   --------------   ------------
     Total borrowings                     327,718            4,744         5.81%          556,209            8,017           5.78%
                                    --------------   --------------  -----------  ----------------   --------------   ------------
Total interest-bearing liabilities      1,934,705           18,296         3.79%        2,133,442           22,966           4.32%
                                                     --------------  -----------                     --------------   ------------
Non-interest-bearing liabilities           42,765                                          61,304
                                    --------------                                ----------------
  Total liabilities                     1,977,470                                       2,194,746
Shareholders' equity                      183,770                                         210,614
                                    --------------                                ----------------
  Total liabilities and equity         $2,161,240                                      $2,405,360
                                    ==============                                ================


Yield on interest earning assets                                           7.21%                                             7.25%

Cost of supporting funds                                                   3.65%                                             4.09%

Net interest margin:
    Taxable equivalent basis                               $17,826         3.56%                           $17,695           3.15%
    Without taxable equivalent adjs.                       $17,787         3.55%                           $17,695           3.15%




                                                                       Six Months Ended June 30,
                                   -----------------------------------------------   ----------------------------------------------
                                                       1999                                               1998
                                   -----------------------------------------------   ----------------------------------------------
                                                                       Average                                            Average
                                    Average                            Yield /         Average                            Yield /
                                    Balance          Interest           Cost           Balance          Interest           Cost
Loans receivable:
  Mortgage loans                       $981,001          $35,058          7.21%          $1,047,614         $37,972           7.31%
  Consumer loans                        257,104           11,376          8.92%             206,055           9,027           8.83%
  Commercial loans                      142,857            6,054          8.55%             118,932           4,911           8.33%
                                   -------------   --------------   --------------   ---------------  --------------   ------------
    Total loans receivable            1,380,962           52,488          7.66%           1,372,601          51,910           7.63%
                                   -------------   --------------   --------------   ---------------  --------------   ------------
Mortgage-backed securities              439,641           14,489          6.65%             736,765          25,020           6.85%
Investment securities                   153,124            3,862          5.09%              49,299           1,352           5.53%
Other earning assets                     60,032            1,896          6.37%              33,423           1,458           8.80%
                                   -------------   --------------   --------------   ---------------  --------------   ------------
Total interest-earning assets         2,033,759           72,735          7.21%           2,192,088          79,740           7.34%
                                                   --------------   --------------                    --------------   ------------
Non-interest-earning assets             153,565                                             156,198
                                   -------------                                     ---------------
  Total assets                       $2,187,324                                          $2,348,286
                                   =============                                     ===============

 Deposits:
   Demand and Money market             $725,767            8,408          2.34%            $610,639           7,342           2.42%
   Savings deposits                     230,177            2,534          2.22%             230,154           2,543           2.23%
   Certificates of deposit              645,669           16,394          5.12%             732,093          20,008           5.51%
                                   -------------   --------------   --------------   ---------------  --------------   ------------
     Total deposits                   1,601,613           27,336          3.44%           1,572,886          29,893           3.83%
                                   -------------   --------------   --------------   ---------------  --------------   ------------
 Notes payable and other borrowings
   FHLB Advances                        200,776            5,208          5.23%             282,420           7,906           5.65%
   Repurchase agreements                145,105            4,707          6.54%             225,657           6,731           6.02%
   Other borrowings                       5,245              115          4.42%                   0               0           0.00%
                                   -------------   --------------   --------------   ---------------  --------------   ------------
     Total borrowings                   351,126           10,030          5.76%             508,077          14,637           5.81%
                                   -------------   --------------   --------------   ---------------  --------------   ------------
Total interest-bearing liabilities    1,952,739           37,366          3.86%           2,080,963          44,530           4.32%
                                                   --------------   --------------                    --------------   ------------
Non-interest-bearing liabilities         47,935                                              53,814
                                   -------------                                     ---------------
  Total liabilities                   2,000,674                                           2,134,777
Shareholders' equity                    186,650                                             213,509
                                   -------------                                     ---------------
  Total liabilities and equity       $2,187,324                                          $2,348,286
                                   =============                                     ===============


Yield on interest earning assets                                          7.21%                                               7.34%

Cost of supporting funds                                                  3.70%                                               4.10%

Net interest margin:
    Taxable equivalent basis                             $35,369          3.51%                             $35,210           3.24%
    Without taxable equivalent adjs                      $35,324          3.50%                             $35,210           3.24%



Note: Interest and yields were calculated on a taxable equivalent basis, using a 35% tax rate and the actual number of days in the periods. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average interest yields/rates.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED


COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998.

            GENERAL. Net income was $4.4 million, or $0.33 per common share on a diluted basis, for the second quarter of 1999. The second quarter 1999 financial results reflected a $0.7 million (after-tax) gain on the sale of two branches in Lebanon County, Pennsylvania. This gain was offset, in part, by a $0.3 million (after-tax) charge relating to certain assets acquired in the 1996 acquisition of 12 branches in Lebanon and Berks Counties, Pennsylvania. Exclusive of these items, net income would have been $4.0 million, or $0.30 per share on a diluted basis, for the three months ended June 30, 1999.

            For the six months ended June 30, 1999, net income was $8.5 million, or $0.63 per common share on a diluted basis. Exclusive of the above items which affected the second quarter 1999 financial results, net income would have been $8.1 million, or $0.60 per share on a diluted basis, for the six months ended June 30, 1999.

            Net income was $1.5 million, or $0.10 per common share on a diluted basis, in the second quarter of 1998. The second quarter 1998 financial results were affected by a $1.9 million (after-tax) valuation adjustment relating to an equity investment in a mortgage servicing partnership; a $0.5 million (after-tax) charge relating to a policy change in accounting for compensation expense; and a $0.5 million (after-tax) net gain on sale of securities. Exclusive of these items, net income would have been $3.4 million, or $0.22 per share on a diluted basis, for the second quarter of 1998.

            For the six months ended June 30, 1998, net income was $5.3 million, or $0.34 per common share on a diluted basis. In addition to the above factors affecting the second quarter 1998 results, net income for the six months of 1998 included a $0.4 million (after-tax) reversal of a deferred tax liability in the first quarter of 1998. Exclusive of these items, net income would have been $6.9 million, or $0.45 per share on a diluted basis, for the six months ended June 30, 1998.

            NET INTEREST INCOME. Net interest income was $17.8 million in the second quarter of 1999, compared to $17.7 million in the second quarter of 1998. For the first six months of 1999, net interest income was $35.3 million, versus $35.2 million for the comparable period in 1998. The increases were primarily attributable to a higher net interest margin, offset, in part, by a decrease in average interest-earning assets.

            Average interest-earning assets totaled $2.0 billion for both the second quarter and six months ended June 30, 1999. This compared to $2.2 billion for both the second quarter and six months ended June 30, 1998. The decreases in interest-earning assets were due primarily to decreases in the Company's mortgage-backed securities portfolio.

            The net interest margin on a fully taxable equivalent basis was 3.56% in the second quarter of 1999, compared to 3.15% in the second quarter of 1998. The increase was primarily attributable to a 0.53% decrease in the cost of interest-bearing liabilities, offset, in part, by a 0.04% reduction in the fully taxable equivalent yield on interest-earning assets. The decrease in the cost of interest-bearing liabilities was primarily related to a reduction in the average cost of certificates of deposit, which decreased from 5.51% in the second quarter of 1998 to 5.09% in the second quarter of 1999. Also contributing to the decrease in the cost of interest-bearing liabilities was a favorable change in funding mix, involving an increase in lower costing demand and money market deposits, and a decrease in higher costing certificates and wholesale borrowings. The reduction in the yield on interest-earning assets was primarily due to lower yields on the Company's mortgage-backed and investment securities portfolios.

            For the six months ended June 30, 1999, the net interest margin on a fully taxable equivalent basis was 3.51%, versus 3.24% in the comparable 1998 period. The increase was primarily attributable to 0.46% decrease in the cost of interest-bearing liabilities, offset, in part, by a 0.13% reduction in the yield on interest-earning assets. The decrease in the cost of interest-bearing liabilities and the yield on interest-earning assets, relative to the

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS-CONTINUED

comparable periods in 1998, was primarily attributable to the same factors responsible for the decrease in the second quarter of 1999.

            PROVISION FOR LOAN LOSSES. Provision for loan losses totaled $1.0 million and $2.0 million in the second quarter and six months ended June 30, 1999, respectively. The provision for loan losses totaled $1.0 million and $1.5 million in the second quarter and six months ended June 30, 1998, respectively. At June 30, 1999, the allowance for loan losses totaled $10.0 million, or 0.75% of loans, compared to $9.6 million, or 0.71%, at December 31, 1998.

            NONINTEREST INCOME. Noninterest income totaled $7.7 million in the second quarter of 1999, compared to $7.4 million in the second quarter of 1998. The increase primarily reflected a $1.0 million gain on the sale of two branches in Lebanon County, Pennsylvania. This increase was partially offset by the effect of a $0.7 million net gain on the sale of securities during the second quarter of 1998.

            Noninterest income was $15.6 million for the first six months of 1999, compared to $13.4 million for the same 1998 period. In addition to the factors relating to the second quarter, the increase was also attributable to a $1.9 million increase in the net gain on sale of mortgage loans, relating to an increase in loans sold on a servicing released basis. Also impacting the comparison was a $0.4 million reversal of a deferred tax liability in the first quarter of 1998.

            NONINTEREST EXPENSE. Noninterest expense was $18.3 million in the second quarter of 1999, compared to $21.8 million in the second quarter of 1998. The decrease was primarily attributable to a $2.7 million valuation adjustment in the second quarter of 1998 relating to an equity investment in a mortgage servicing partnership. Also reflected in noninterest expense in the second quarter of 1998 was a $0.8 million one-time charge related to a policy change in accounting for compensation expense, including commissions on mortgage originations. These decreases were partially offset by a $0.5 million nonrecurring charge in the second quarter of 1999 relating to certain assets acquired in the 1996 acquisition of 12 branches in Lebanon and Berks Counties, Pennsylvania.

            Noninterest expense was $37.0 million for the six months ended June 30, 1999, compared to $39.2 million for the same period in 1998. The decrease was primarily attributable to the same factors responsible for the decrease in the second quarter of 1999, as well as a $0.3 million decrease in the amortization of intangible assets. Partially offsetting these decreases was an increase in mortgage banking expenses and higher expenses relating to the accelerated vesting of certain stock benefit plans due to retirements, as well as the opening of supermarket and traditional branch offices.

            PROVISION FOR INCOME TAXES. Provision for income taxes was $1.8 million, or 29% of income before income taxes in the second quarter of 1999, compared to $0.8 million, or 34%, in the second quarter of 1998. For the first six months of 1999, provision for income taxes was $3.5 million, or 29% of income before income taxes, compared to $2.6 million, or 32%, in the first six months of 1998. The decrease in the tax rate in the second quarter and first six months of 1999, relative to the comparable periods in 1998, was primarily attributable to historic and low income housing tax credits.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            Commonwealth utilizes simulation models to analyze the estimated effects on net interest income under multiple interest rate scenarios, including increases and decreases in interest rates amounting to 100, 200, and 300 basis points. Each scenario is modeled for a change in net interest income over a two year period. Similar simulation models are prepared to analyze the Company's net asset value, which is the present value of the cash flows generated by the Company's assets minus the present value of the cash flows generated by the Company's liabilities, plus or minus the net cash flows produced by off-balance sheet contracts. At June 30, 1999, the Company's income simulation model indicates net interest income would decrease by 4.66% over a two year period if interest rates increased by 200 basis points. The model projects that net interest income would decrease by 2.45% over a two year period if rates decreased by 200 basis points. The anticipated changes in the level of net interest income and net asset value over the various scenarios were within limits approved by the Company's Board of Directors.

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

            Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The net interest income variability reflects the Company's interest rate sensitivity position and does not include the change in earnings related to an increase or decrease in amortization of servicing intangible assets that may be caused by different levels of prepayments when rates rise or fall. The market value of portfolio equity is significantly impacted by the estimated effect of prepayments on the value of single family loans, mortgage-backed securities and servicing as rates change. Further, this analysis is based on the Company's assets, liabilities, mortgage servicing rights, and off-balance-sheet instruments at June 30, 1999, and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

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

Item 4.     Submission of Matters to a Vote of Security Holders

            The Company held its Annual Meeting of Stockholders on April 20, 1999. The results of the vote on matters submitted to stockholders at the meeting were previously reported in the Company's 10-Q for the quarter ended March 31, 1999.

Item 5.     Other Information

            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

            a) Not applicable

            b) On April 8, 1999, the Company filed a Current Report on Form 8-K to report under Item 5, that its wholly-owned subsidiary, Commonwealth Bank, has reached a definitive agreement with Harris Savings Bank regarding the sale of Commonwealth's two branches in Lebanon County, Pennsylvania. On April 22, 1999, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the first quarter of 1999. On June 16, 1999, the Company filed a Current Report on Form 8-K to report under Item 5, its commencement of the stock repurchase program and its declared cash dividend. On June 18, 1999, the Company filed a Current Report on Form 8-K to report under Item 5, the completion of its previously announced stock repurchase program. On June 29, 1999, the Company filed a Current Report on Form 8-K to report under Item 5, the commencement of the stock repurchase program and that its wholly-owned subsidiary, Commonwealth Bank, has completion the sale of two branches to Harris Savings Bank. On July 8, 1999, the Company filed a Current Report on Form 8-K to report under Item 5, that its wholly-owned subsidiary, Commonwealth Bank, will exit substantially all of its third party mortgage servicing business, and the sale of its existing Fannie Mae and Freddie Mac mortgage servicing portfolio. On July 15, 1999, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the second quarter of 1999.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COMMONWEALTH BANCORP, INC.



DATE: August 6, 1999       /s/ Charles H. Meacham
                           ----------------------
                           Charles H. Meacham
                           Chairman and Chief Executive Officer
                           (Principal Executive Officer)

DATE: August 6, 1999       /s/ Charles M. Johnston
                           -----------------------
                           Charles M. Johnston
                           Senior Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)