Form 10-Q
period 1999-09-30
COMMONWEALTH BANCORP INC
filed 1999-11-09
CIK 1005126

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended...........................September 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from.............. to .................
         Commission File No.........................................0-27942

                          Commonwealth Bancorp, Inc.
    -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Pennsylvania                                       23-2828883
                 ------------                                       ----------------------------
                 (State or other jurisdiction of                    (I.R.S. Employer
                 incorporation or organization)                     Identification Number)

                 Commonwealth Bank Plaza
                 2 West Lafayette Street
                 Norristown, Pennsylvania                           19401-4758
                 ------------------------                           ----------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 2, 1999, there were 18,068,543 issued and 11,946,440 outstanding shares of the Registrant's Common Stock.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                               TABLE OF CONTENTS


 Item                                                                                                   Page
 No.                                                                                                    No.
 ---                                                                                                    ---
              PART I - CONSOLIDATED FINANCIAL INFORMATION

  1           Consolidated Financial Statements

              Consolidated Balance Sheets at September 30, 1999 and December 31, 1998                    3

              Consolidated Statements of Income for the Quarter and Nine Month
               Periods Ended September 30, 1999 and 1998                                                 4

              Consolidated Statements of Changes in Shareholders' Equity for the Nine Month
               Periods Ended September 30, 1999 and 1998                                                 5

              Consolidated Statements of Cash Flows for the Nine Month
               Periods Ended September 30, 1999 and 1998                                                 6

              Notes to Consolidated Financial Statements                                                 8

  2           Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                14

  3           Quantitative and Qualitative Disclosures about Market Risk                                 29


              PART II - OTHER INFORMATION

  1           Legal Proceedings                                                                          30

  2           Changes in Securities                                                                      30

  3           Default Upon Senior Securities                                                             30

  4           Submission of Matters to a Vote of Security Holders                                        30

  5           Other Information                                                                          30

  6           Exhibits and Reports on Form 8-K                                                           30

              Signatures                                                                                 31

                  Commonwealth Bancorp, Inc. and Subsidiaries
                          Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                                       September 30,            December 31,
                                                                                            1999                    1998
                                                                                     -------------------     -------------------
Assets:
Cash and due from banks                                                                         $43,440                 $58,028
Interest-bearing deposits                                                                        35,445                  43,829
Short-term investments available for sale                                                         6,755                   4,820
Mortgage loans held for sale                                                                     26,484                 120,642
Investment securities
   Securities available for sale (cost of $63,089
     and $34,407, respectively), at market value                                                 62,748                  34,515
Mortgage-backed securities
   Securities held to maturity (market value of $98,272
     and $133,735, respectively), at cost                                                        98,376                 132,105
   Securities available for sale (cost of $221,869
     and $388,349, respectively), at market value                                               219,492                 392,036
Loans receivable, net                                                                         1,329,305               1,338,177
Accrued interest receivable, net                                                                 10,166                  11,260
FHLB stock, at cost                                                                              18,400                  18,400
Premises and equipment, net                                                                      15,574                  16,887
Intangible assets                                                                                34,205                  39,830
Mortgage servicing rights                                                                             -                   9,969
Other assets, including net deferred taxes of $5,126
   and $2,508, respectively                                                                      42,262                  37,001
                                                                                     -------------------     -------------------
                       Total assets                                                          $1,942,652              $2,257,499
                                                                                     ===================     ===================

Liabilities:
  Deposits                                                                                   $1,512,878              $1,605,299
  Notes payable and other borrowings:
     Secured notes due to Federal Home Loan Bank of Pittsburgh                                   97,000                 240,500
     Securities sold under agreements to repurchase                                             130,000                 166,000
     Other borrowings                                                                            11,492                       -
  Advances from borrowers for taxes and insurance                                                 8,856                  28,960
  Accrued interest payable, accrued expenses and other liabilities                               32,133                  24,562
                                                                                     -------------------     -------------------
                       Total liabilities                                                      1,792,359               2,065,321
                                                                                     -------------------     -------------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.10 par value; 5,000,000 shares
     authorized; none issued                                                                          -                       -
  Common stock, $0.10 par value; 30,000,000 shares authorized;
      18,068,127 shares issued and 11,946,024 outstanding at September 30, 1999
      18,054,315 shares issued and 14,721,408 outstanding at December 31, 1998                    1,807                   1,806
  Additional paid-in capital                                                                    136,124                 135,588
  Retained earnings                                                                             133,397                 123,917
  Unearned stock benefit plan compensation                                                       (8,886)                (10,666)
  Unrealized (loss) gain on marketable securities, net                                           (1,767)                  2,467
  Treasury stock, at cost; 6,122,103 and 3,332,907 shares, respectively                        (110,382)                (60,934)
                                                                                     -------------------     -------------------
                       Total shareholders' equity                                               150,293                 192,178
                                                                                     -------------------     -------------------
                       Total liabilities and shareholders' equity                            $1,942,652              $2,257,499
                                                                                     ===================     ===================

The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                       Consolidated Statements of Income
               (in thousands, except share and per share amounts)


                                                                                For the Quarter            For the Nine Months
                                                                                Ended September 30,        Ended September 30,
                                                                                1999          1998          1999          1998
                                                                           -------------  ------------  -----------   ------------
Interest income:
  Interest on loans                                                             $26,270       $27,346      $78,713        $79,256
  Interest and dividends on deposits and money
     market investments                                                           1,025           511        2,921          1,969
  Interest on investment securities                                               1,616           497        5,478          1,849
  Interest on mortgage-backed securities                                          5,719        11,517       20,208         36,537
                                                                           -------------  ------------  -----------   ------------

                  Total interest income                                          34,630        39,871      107,320        119,611

Interest expense:
  Interest on deposits                                                           12,911        14,827       40,247         44,720
  Interest on notes payable and other borrowings                                  4,079         7,242       14,109         21,879
                                                                           -------------  ------------  -----------   ------------

                  Total interest expense                                         16,990        22,069       54,356         66,599
                                                                           -------------  ------------  -----------   ------------

                  Net interest income                                            17,640        17,802       52,964         53,012

Provision for loan losses                                                         1,000         1,000        3,000          2,500
                                                                           -------------  ------------  -----------   ------------

                  Net interest income after provision for loan losses            16,640        16,802       49,964         50,512

Noninterest income:
  Deposit fees and related income                                                 2,557         2,232        7,237          6,558
  Servicing fees                                                                    873           629        2,818          2,703
  Net gain on sale of mortgage loans                                              2,276         2,709        9,043          7,546
  Net (loss) gain on sale of securities                                            (250)          298         (250)           985
  Other                                                                           2,379           603        4,601          2,064
                                                                           -------------  ------------  -----------   ------------

                  Total noninterest income                                        7,835         6,471       23,449         19,856
                                                                           -------------  ------------  -----------   ------------

Noninterest expense:
  Compensation and employee benefits                                              9,212         9,230       28,028         28,349
  Occupancy and office operations                                                 3,170         2,701        8,675          7,870
  Amortization of intangible assets                                               1,156         1,290        3,666          4,124
  Valuation adjustment relating to an equity investment
     in a mortgage servicing partnership                                          -               750        -              3,483
  Other                                                                           4,799         5,208       14,982         14,572
                                                                           -------------  ------------  -----------   ------------

                  Total noninterest expense                                      18,337        19,179       55,351         58,398
                                                                           -------------  ------------  -----------   ------------

                  Income before income taxes                                      6,138         4,094       18,062         11,970

Income tax provision                                                              1,780         1,392        5,238          3,947
                                                                           -------------  ------------  -----------   ------------

Net income                                                                       $4,358        $2,702      $12,824         $8,023
                                                                           =============  ============  ===========   ============

Basic weighted average number of shares outstanding                          11,485,514    13,981,578   12,585,631     14,538,500
                                                                           =============  ============  ===========   ============

Basic earnings per share                                                          $0.38         $0.19        $1.02          $0.55
                                                                           =============  ============  ===========   ============

Diluted weighted average number of shares outstanding                        11,983,616    14,561,792   13,000,245     15,206,110
                                                                           =============  ============  ===========   ============

Diluted earnings per share                                                        $0.36         $0.19        $0.99          $0.53
                                                                           =============  ============  ===========   ============


The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                 (in thousands)


                                                            Common                       Additional
                                                            Shares         Common         Paid-In              Retained
                                                         Outstanding        Stock         Capital              Earnings
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                16,247        $1,800         $133,541                  $117,582
      Comprehensive Income:
        Net income                                                                                                    8,023
          Other-unrealized loss on marketable
           securities, net of $114 tax benefit

        Total Comprehensive Income

      Dividends                                                                                                      (3,505)
      Release of ESOP shares                                                                  930
      Amortization of unearned compensation
      Exercise of stock options                                 48             5              263
      Purchase of Treasury stock                            (1,531)
      Tax benefit on employee stock plans                                                     329
                                                      -----------------------------------------------------------------------
Balance at September 30, 1998                               14,764        $1,805         $135,063                  $122,100
                                                      =======================================================================

Balance at December 31, 1998                                14,721        $1,806         $135,588                  $123,917
      Comprehensive Income:
        Net income                                                                                                   12,824
          Other-unrealized loss on marketable
           securities, net of $2,280 tax benefit

        Total Comprehensive Income

      Dividends                                                                                                      (3,344)
      Release of ESOP shares                                                                  611
      Amortization of unearned compensation
      Stock issued pursuant to benefit plans                    55             1             (130)
      Purchase of Treasury stock                            (2,830)
      Tax benefit on employee stock plans                                                      55
                                                      -----------------------------------------------------------------------
Balance at September 30, 1999                               11,946        $1,807         $136,124                  $133,397
                                                      =======================================================================

                                                                                     Accumulated
                                                            Stock                       Other
                                                        Benefit Plan                Comprehensive         Treasury
                                                        Compensation                   Income              Stock            Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                 ($12,900)                    $3,512         ($28,683)       $214,852
      Comprehensive Income:
        Net income                                                                                                          8,023
          Other-unrealized loss on marketable
           securities, net of $114 tax benefit                                              (212)                            (212)
                                                                                                                  ----------------
        Total Comprehensive Income                                                                                          7,811
                                                                                                                  ----------------
      Dividends                                                                                                            (3,505)
      Release of ESOP shares                                      690                                                       1,620
      Amortization of unearned compensation                     1,059                                                       1,059
      Exercise of stock options                                                                                               268
      Purchase of Treasury stock                                                                          (31,551)        (31,551)
      Tax benefit on employee stock plans                                                                                     329
                                                      ----------------------------------------------------------------------------
Balance at September 30, 1998                                ($11,151)                    $3,300         ($60,234)       $190,883
                                                      ============================================================================

Balance at December 31, 1998                                 ($10,666)                    $2,467         ($60,934)       $192,178
      Comprehensive Income:
        Net income                                                                                                         12,824
          Other-unrealized loss on marketable
           securities, net of $2,280 tax benefit                                          (4,234)                          (4,234)
                                                                                                                  ----------------
        Total Comprehensive Income                                                                                          8,590
                                                                                                                  ----------------
      Dividends                                                                                                            (3,344)
      Release of ESOP shares                                      690                                                       1,301
      Amortization of unearned compensation                     1,090                                                       1,090
      Stock issued pursuant to benefit plans                                                                  655             526
      Purchase of Treasury stock                                                                          (50,103)        (50,103)
      Tax benefit on employee stock plans                                                                                      55
                                                      ----------------------------------------------------------------------------
Balance at September 30, 1999                                 ($8,886)                   ($1,767)       ($110,382)       $150,293
                                                      ============================================================================



The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                             For the Nine Months
                                                                                             Ended September 30,
                                                                                        1999                    1998
                                                                                ----------------------  ----------------------
Operating activities:

   Net income                                                                                 $12,824                  $8,023
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities-
      Proceeds from loans sold to others                                                      545,972                 474,776
      Loans originated for sale                                                              (322,813)               (362,032)
      Purchases of loans held for sale                                                       (121,975)               (140,602)
      Principal collection on mortgage loans held for sale                                        598                     652
      Net gain on sale of mortgage loans                                                       (9,043)                 (7,546)
      (Decrease) increase in net deferred loan fees                                              (393)                    484
      Provision for loan losses and foreclosed real estate                                      3,110                   2,573
      Loss (gain) on sale of investment securities                                                250                    (985)
      Valuation adjustment on an equity investment                                                  -                   3,540
      Gain on sale of branches                                                                 (1,027)                      -
      Depreciation and amortization                                                             2,570                   2,605
      Net amortization of other assets and liabilities                                          5,034                   7,810
      Gain on sale of mortgage servicing rights                                                (1,646)                      -
      Interest reinvested on repurchase agreements                                             (4,903)                 (9,337)
      Changes in assets and liabilities-
        Decrease (increase) in-

          Accrued interest receivable, net                                                      1,094                     760
          Deferred income taxes                                                                  (339)                   (795)
          Other assets                                                                         (3,633)                 (3,062)
        Increase in-

          Advances from borrowers for taxes and insurance                                     (13,508)                 (6,488)
          Accrued interest payable, accrued expenses and other liabilities                      7,471                  22,986
                                                                                ----------------------  ----------------------
            Net cash provided by (used in) operating activities                               $99,643                 ($6,638)
                                                                                ----------------------  ----------------------

                                                                     (continued)

The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                      1999                    1998
                                                                              ----------------------  ----------------------
Investing activities:
   Proceeds from sale of investment securities                                             $187,062                  $6,704
   Proceeds from maturities of investment securities                                          5,000                  30,000
   Purchases of investment securities                                                      (219,588)                (20,000)
   Proceeds from sale of mortgage-backed securities                                           5,470                       -
   Proceeds from call of mortgage-backed securities                                               -                  30,000
   Purchases of mortgage-backed securities                                                        -                (156,958)
   Principal collected on mortgage-backed securities                                        194,740                 237,251
   Principal collected on loans                                                             273,417                 332,079
   Loans originated                                                                        (228,771)               (299,033)
   Loans purchased                                                                          (47,868)               (144,216)
   Sales of real estate acquired through foreclosure                                          1,444                     956
   Purchase of FHLB Stock                                                                         -                  (4,225)
   Purchases of premises and equipment                                                       (2,262)                 (1,147)
   Sale of branches                                                                         (22,134)                      -
   Net proceeds from sale of mortgage servicing rights                                        3,984                       -
                                                                              ----------------------  ----------------------
         Net cash provided by investing activities                                          150,494                  11,411
                                                                              ----------------------  ----------------------

Financing activities:
   Net decrease in deposits                                                                 (55,148)                (23,433)
   Proceeds from notes payable and other borrowings                                         321,492                 722,372
   Repayment of notes payable and other borrowings                                         (484,597)               (673,001)
   Net purchase of common stock                                                             (49,577)                (31,283)
   Cash dividends paid                                                                       (3,344)                 (3,505)
                                                                              ----------------------  ----------------------
         Net cash used in financing activities                                             (271,174)                 (8,850)
                                                                              ----------------------  ----------------------
         Net decrease in cash and cash equivalents                                          (21,037)                 (4,077)
Cash and cash equivalents at beginning of period                                            106,677                  53,938
                                                                              ----------------------  ----------------------
Cash and cash equivalents at end of period                                                  $85,640                 $49,861
                                                                              ======================  ======================
Supplemental disclosures of cash flow information:
   Cash paid during the quarter for-
       Interest                                                                             $45,210                 $53,649
                                                                              ======================  ======================
       Income taxes                                                                          $1,750                  $3,050
                                                                              ======================  ======================


The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Commonwealth Bancorp, Inc.'s ("Commonwealth" or the "Company") financial condition as of September 30, 1999 and the results of operations, changes in shareholders' equity, and cash flows for the periods presented.

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

3.       Shareholders' Equity

         At September 30, 1999, shareholders' equity totaled $150 million, or 7.7% of assets, compared to $192 million, or 8.5%, at December 31, 1998. The decrease in shareholders' equity during the first nine months of 1999 was primarily due to the repurchase of common stock offset, in part, by retained earnings.

         During the third quarter and first nine months of 1999, the Company purchased 1.4 million and 2.8 million shares of its common stock, representing purchases of $27 million and $50 million, respectively. During the third quarter and first nine months of 1998, the Company purchased 0.7 million and
1.5 million shares of its common stock, representing purchases of $12 million and $32 million, respectively. The repurchased shares were held as treasury stock at September 30, 1999 and are reserved for general corporate purposes and/or issuance pursuant to the Company's stock option plans.

         On September 8, 1999, the Board of Directors declared a $0.09 per share cash dividend for the quarter ended September 30, 1999, which was made payable to shareholders of record at the close of business on September 24, 1999. This dividend was paid on October 8, 1999.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which delayed the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 as of September 30, 1999 would not have had a material impact on the consolidated statements of income or comprehensive income.

5.       Earnings Per Share

         Basic earnings per share ("EPS") is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for Employee Stock Ownership Plan ("ESOP") shares that have not been committed to be released, and the effects of shares held by the Recognition Plans. Options, warrants, and other potentially dilutive securities and treasury shares are excluded from the basic calculation.

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

                                                                         For the Quarter Ended September 30,
                                                                         -----------------------------------

                                                                               1999                    1998
                                                                               ----                    ----
Basic weighted average number of common shares outstanding                   11,485,514              13,981,578

Effect of dilutive securities:
    Stock options                                                               410,858                 452,602
    Recognition Plan stock                                                       87,244                 127,612
                                                                               --------                 -------

Diluted weighted average number of common shares outstanding                 11,983,616              14,561,792
                                                                             ==========              ==========

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    For the Nine Months Ended September 30,
                                                                    ---------------------------------------

                                                                         1999                          1998
                                                                         ----                         -----
Basic weighted average number of common shares outstanding          12,585,631                   14,538,500

Effect of dilutive securities:
    Stock options                                                      357,286                      540,899
    Recognition Plan stock                                              57,328                      126,711
                                                                     ---------                      -------

Diluted weighted average number of common shares outstanding        13,000,245                   15,206,110
                                                                    ==========                   ==========

         Basic EPS was $0.38 per common share for the quarter ended September 30, 1999, compared to $0.19 per common share for the quarter ended September 30, 1998. Diluted EPS was $0.36 per common share for the quarter ended September 30, 1999, compared to $0.19 per common share for the quarter ended September 30, 1998.

         Basic EPS was $1.02 per common share for the nine months ended September 30, 1999, compared to $0.55 per common share for the nine months ended September 30, 1998. Diluted EPS was $0.99 per common share for the nine months ended September 30, 1999, compared to $0.53 per common share for the nine months ended September 30, 1998.

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

                                                                    For the Nine Months Ended September 30,
                                                                    ---------------------------------------

                                                                      1999                        1998
                                                                    -------                      ------
                                                                               (in thousands)
Unrealized (loss) gain on marketable securities,
 net of tax, arising during period                                   $(4,396)                         $    428

Less: reclassification adjustment for (losses)
 gains included in net income                                           (162)                              640
                                                                    ---------                           ------
Net unrealized loss on marketable securities,
 net of tax                                                          $(4,234)                         $ (  212)
                                                                    ========                            =======

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       Segment Reporting

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," introduces a new model for segment reporting, called the "management approach." The management approach is based on the way the chief operating decision maker organizes segments with in a company for making operating decisions and assessing performance. Reportable segments are based on product and services, geography, legal structure, management structure-any manner in which management disaggregates acompany. The Company's segment results follow:

                                                                For the Quarter Ended September 30,
                                        ------------------------------------------------------------------------------------
                                                    1999                                               1998
                                        ------------------------------------------------------------------------------------
                                        Banking     Mortgage                   Banking         Mortgage
                                        Operations Operations   Consolidated   Operations      Operations       Consolidated
                                        ------------------------------------   ---------------------------------------------
                                                                          (in thousands)
Net interest income after
 provision for loan losses             $   15,595     $ 1,045     $   16,640   $   15,539       $  1,263         $   16,802

Noninterest income:

 Servicing fees                              (607)      1,480            873         (805)         1,434                629

 Net gain on sale of mortgage loans          (168)      2,444          2,276         (224)         2,933              2,709


 Other                                      2,993       1,693          4,686        3,163            (30)             3,133
                                       ----------     -------     ----------   ----------       --------         ----------


  Total noninterest income                  2,218       5,617          7,835        2,134          4,337              6,471
                                       ----------     -------     ----------   ----------       --------         ----------

Noninterest expense:

 Compensation and employee benefits         6,744       2,468          9,212        6,187          3,043              9,230


 Other                                      7,509       1,616          9,125        8,308          1,641              9,949
                                       ----------     -------     ----------   ----------       --------         ----------


  Total noninterest expense                14,253       4,084         18,337       14,495          4,684             19,179
                                       ----------     -------     ----------   ----------       --------         ----------

Income before income taxes                  3,560       2,578          6,138        3,178            916              4,094


Income tax provision                          878         902          1,780        1,071            321              1,392
                                       ----------     -------     ----------   ----------       --------         ----------


Net income                             $    2,682     $ 1,676     $    4,358   $    2,107       $    595         $    2,702
                                       ==========     =======     ==========   ==========       ========         ==========


Total assets (period end)              $1,891,743     $50,909     $1,942,652   $2,171,376       $106,349         $2,277,725
                                       ==========     =======     ==========   ==========       ========         ==========

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         For the Nine Months Ended September 30,
                                       ----------------------------------------------------------------------------
                                                       1999                                    1998
                                       ----------------------------------      ------------------------------------
                                       Banking    Mortgage                      Banking     Mortgage
                                       Operations Operations Consolidated       Operations  Operations Consolidated
                                       ----------------------------------       -----------------------------------
                                                                    (in thousands)
Net interest income after
 provision for loan losses             $   46,687      $ 3,277    $   49,964    $   46,683   $  3,829    $   50,512

Noninterest income:

 Servicing fees                            (1,891)       4,709         2,818        (2,197)     4,900         2,703

 Net gain on sale of mortgage loans          (401)       9,444         9,043          (948)     8,494         7,546

 Other                                      9,942        1,646        11,588         9,680        (73)        9,607
                                       ----------      -------    ----------    ----------   --------    ----------

  Total noninterest income                  7,650       15,799        23,449         6,535     13,321        19,856
                                       ----------      -------    ----------    ----------   --------    ----------

Noninterest expense:

 Compensation and employee benefits        20,148        7,880        28,028        19,093      9,256        28,349

 Other                                     22,613        4,710        27,323        25,276      4,773        30,049
                                       ----------      -------    ----------    ----------   --------    ----------

  Total noninterest expense                42,761       12,590        55,351        44,369     14,029        58,398
                                       ----------      -------    ----------    ----------   --------    ----------

Income before income taxes                 11,576        6,486        18,062         8,849      3,121        11,970

Income tax provision                        2,968        2,270         5,238         2,854      1,093         3,947
                                       ----------      -------    ----------    ----------   --------    ----------

Net income                             $    8,608      $ 4,216    $   12,824    $    5,995   $  2,028    $    8,023
                                       ==========      =======    ==========    ==========   ========    ==========


Total assets (period end)              $1,891,743      $50,909    $1,942,652    $2,171,376   $106,349    $2,277,725
                                       ==========      =======    ==========    ==========   ========    ==========

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

         During the third quarter of 1999, Commonwealth Bank exited substantially all of its third party mortgage servicing business, and sold its existing $1.0 billion Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") mortgage servicing portfolio to National City Mortgage Co. The pre-tax gain resulting from the sale totaled $1.6 million in the third quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     When used in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for financial products in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     GENERAL. The Company is a Pennsylvania corporation which is the holding company for the Bank. Commonwealth Bank is a federally chartered stock savings bank, primarily regulated by the Office of Thrift Supervision ("OTS"). The Bank conducts business from its executive offices in Norristown, Pennsylvania and, as of September 30, 1999, 59 full-service branches located in southeast Pennsylvania. ComNet Mortgage Services, a division of the Bank, also located in Norristown, conducts business through loan origination offices located in Pennsylvania, Maryland, New Jersey, and Virginia, and also operates under the trade name of Homestead Mortgage in Maryland. In addition, ComNet conducts business through its wholesale network, which includes correspondents in 18 states.

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

     In 1997, Commonwealth initiated an extensive review of operations that could be impacted by Year 2000 non-compliant computer systems and microprocessors. An inventory of over 175 computer systems, outside service providers, security systems, HVAC systems and power systems was compiled and reviewed for risk of non-compliance. The Company's core processing systems are outsourced with outside service providers. Since 1998, Commonwealth worked with these service providers to confirm that action plans are in place to ensure Year 2000 compliance. Testing efforts were organized and completed to validate compliance of core systems and the related key interfaces. Currently, management believes all of Commonwealth's core systems being used to support daily business operations are fully compliant.

     Commonwealth has upgraded substantially all of its equipment and software systems where necessary. In addition, Commonwealth will continue its ongoing analysis of its technology partners and secondary service providers to ensure that low impact business components are also fully compliant. Total expenditures for Year 2000 compliance are estimated to be less than $0.4 million and are charged to expense as incurred.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

     Additionally, Commonwealth has been proactive in assessing the Year 2000 readiness of our larger deposit and loan customers. An assessment has been made of existing customers and ongoing monitoring processes are in place to assess Commonwealth's exposure to customer non-compliance with Year 2000 in order to minimize its impact. Processes are also in place to evaluate the Year 2000 readiness of new customers. Cash management and liquidity management plans have been established, as well as detailed plans to extend our customer service capabilities to address special customer service needs around the
century change-over.   Presently, management is not aware of potential
non-compliance conditions which represent material exposure to the Company. Audits by our primary external auditors and regulators have determined that we meet and in certain cases exceed industry compliance requirements for Year 2000.

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

FINANCIAL CONDITION

     GENERAL. Total assets were $1.9 billion at September 30, 1999, compared to $2.3 billion at December 31, 1998. During the first nine months of 1999, decreases in the Company's mortgage-backed securities, mortgage loans held for sale, cash, interest-bearing deposits, and short-term investments ("cash and cash equivalents"), mortgage servicing rights and loans receivable were offset, in part, by an increase in investment securities. Total liabilities were $1.8 billion at September 30, 1999, compared to $2.1 billion at December 31, 1998. The decrease during the first nine months of 1999, was primarily attributable to a decrease in notes payable and other borrowings, deposits and advances from borrowers for taxes and insurance. Shareholders' equity as of September 30, 1999, equaled $150 million, compared to $192 million at December 31, 1998.
This $42 million, or 22%, decrease was primarily the result of the $50 million purchase of 2.8 million shares of treasury stock offset, in part, by a $9 million, or 8%, increase in retained earnings, primarily related to earnings during the first nine months of 1999.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased by $21 million, or 20%, from $107 million at December 31, 1998, to $86 million at September 30, 1999.

     MORTGAGE LOANS HELD FOR SALE. Mortgage loans held for sale decreased by $94 million, or 78%, from $121 million at December 31, 1998, to $26 million at September 30, 1999. The decrease was attributable to a decrease in loans originated during the third quarter of 1999, primarily as a result of increased interest rates and a reduction in loan refinancing.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED



     INVESTMENT SECURITIES. Investment securities increased by $28 million, or 82%, from $35 million at December 31, 1998, to $63 million at September 30, 1999. The increase was primarily attributable to the purchase of highly rated short-term corporate bonds, mortgage related mutual funds, and an equity investment. These increases were offset, in part, by the sale of highly rated short-term corporate bonds and mortgage related mutual funds, and the maturity of U.S. Treasury and U.S. Government agency securities.

     The increase in investment securities between December 31, 1998 and September 30, 1999, coupled with a decrease in mortgage-backed securities during the same time period, was part of a strategy to increase the liquidity and shorten the average life of the Company's combined investment and mortgage-backed securities portfolios. The proceeds from Commonwealth's recent sale of corporate bonds and mortgage related mutual funds were used to repurchase treasury stock and repay notes payable and other borrowings.

     Investments in debt and equity securities at September 30, 1999 and December 31, 1998 were as follows:

                                                                 September 30, 1999
                                         -----------------------------------------------------------------
                                         Amortized        Unrealized          Unrealized           Market
                                            Cost              Gains              Losses             Value
                                         -----------------------------------------------------------------
                                                                  (in thousands)
 Available for sale:
   Corporate Bonds                         $34,993                $  -               $  75        $34,918
   Mortgage Security Mutual Funds           20,485                   -                 251         20,234
   Equity Servicing Partnership              1,700                   -                   -          1,700
   Other Equity Investments                  5,911                   -                  15          5,896
                                         -----------------------------------------------------------------

                    Total                  $63,089                $  -                $341        $62,748
                                         =================================================================


                                                                 December 31, 1998
                                         -----------------------------------------------------------------

                                             Amortized          Unrealized         Unrealized     Market
                                                Cost               Gains             Losses        Value
                                         -----------------------------------------------------------------
                                                                  (in thousands)
 Available for sale:
                                               $19,997                $143           $   -        $20,140
   Corporate Bonds
   U.S. Treasury and U.S.
       Government agency securities             12,000                   1               2         11,999
   Equity Servicing Partnership                  1,700                   -               -          1,700
   Other Equity Investments                        710                   -              34            676
                                         -----------------------------------------------------------------

                    Total                      $34,407                $144             $36        $34,515
                                         =================================================================


     All investment securities are classified as available for sale and are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

     MORTGAGE-BACKED SECURITIES. Mortgage-backed securities decreased by $206 million, or 39%, from $524 million at December 31, 1998, to $318 million at September 30, 1999. The decrease in mortgage-backed securities during the first nine months of 1999 was primarily related to repayments and prepayments.

     The decrease in mortgage-backed securities between December 31, 1998 and September 30, 1999, coupled with an increase in investment securities during the same time period, was part of a strategy to increase the liquidity and shorten the average life of the Company's combined investment and mortgage-backed securities portfolios.

     At September 30, 1999 and December 31, 1998, $215 million, or 68%, and $310 million, or 59%, respectively, of the Company's mortgage-backed securities were insured or guaranteed by the Government National Mortgage Association ("GNMA"), the FHLMC, or the FNMA. As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the GNMA, FHLMC, or the FNMA, and serve to further diversity the Company's mortgage-backed securities portfolio. At September 30, 1999 and December 31, 1998, $103 million, or 32%, and $215 million, or 41%, respectively, of the Company's mortgage-backed securities were private mortgage-backed securities. The following table sets forth the Company's mortgage-backed securities portfolio at the dates indicated.

                                                     September 30, 1999
                              ---------------------------------------------------------------------
                              Amortized          Unrealized         Unrealized             Market
                                Cost                Gains             Losses                Value
                              ---------------------------------------------------------------------
                                                         (in thousands)
Held to maturity:


  GNMA                           $ 38,038                $  582           $  100          $ 38,520

  FHLMC                            18,897                    97               58            18,936

  FNMA                             38,265                   188              813            37,640

  Private                           3,176                     -                -             3,176
                              ---------------------------------------------------------------------
      Total                      $ 98,376                $  867           $  971          $ 98,272
                              =====================================================================

Available for sale:

  GNMA                           $ 10,184               $   174           $  208          $ 10,150

  FHLMC                            45,636                   739              173            46,202

  FNMA                             50,107                    15              785            49,337

  CMO and REMIC                   115,942                   173            2,312           113,803

                              ---------------------------------------------------------------------
    Total                        $221,869                $1,101           $3,478          $219,492
                              =====================================================================

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS-CONTINUED


                                                        December 31, 1998
                              ---------------------------------------------------------------------
                               Amortized            Unrealized         Unrealized            Market
                                 Cost                  Gains            Losses               Value
                              ---------------------------------------------------------------------
                                                           (in thousands)
Held to maturity:

  GNMA                             $ 50,856               $1,284             $108          $ 52,032

  FHLMC                              28,871                  193              151            28,913

  FNMA                               48,345                  443               31            48,757

  Private                             4,033                    -                -             4,033
                              ---------------------------------------------------------------------

               Total               $132,105               $1,920             $290          $133,735
                              =====================================================================

Available for sale:

  GNMA                            $  13,049              $   475           $    -         $  13,524

  FHLMC                              65,987                1,927               17            67,897

  FNMA                               67,773                  718              177            68,314

  CMO and REMIC                     241,540                  972              211           242,301
                              ---------------------------------------------------------------------

             Total                 $388,349               $4,092             $405          $392,036
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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

              LOANS RECEIVABLE. Loans receivable, net of reserves, deferred loan fees, and unamortized premiums and unaccreted discounts, decreased by $9 million, or 1%, during the first nine months of 1999, to $1.3 billion at September 30, 1999. The decrease was primarily attributable to a decrease in residential mortgage loans offset, in part, by growth in consumer and commercial loans. The consumer and commercial loan growth was impacted by the sale of two branches, with loans totaling $11 million, to Harris Savings Bank on June 28, 1999. The following table depicts the composition of the Company's loan portfolio at the dates indicated.

                                                 September 30,                          December 31,
                                                     1999                                    1998
                                      -----------------------------------    -----------------------------------
                                                                % of                                    % of
                                           Amount               Total               Amount              Total
                                           ------             --------              ------            --------
                                                                (dollars in thousands)
Mortgage loans - Residential (1)            $  861,990         64.32%                $  969,617          71.90%
Consumer loans:
  Equity lines of credit                        30,979          2.31                     34,845           2.58
  Second mortgages                             163,403         12.19                    126,360           9.37
  Recreational vehicles                         61,593          4.59                     39,920           2.96
  Other                                         43,238          3.23                     38,781           2.88
                                            ----------        ------                 ----------         ------
    Total consumer loans                       299,213         22.32                    239,906          17.79
Commercial loans:
  Small Business
   Administration Loans (2)                     12,275          0.92                     14,491           1.07
  Commercial real estate                        61,250          4.57                     45,021           3.34
  Business loans (3)                           105,517          7.87                     79,490           5.90
                                            ----------        ------                 ----------         ------
   Total commercial loans                      179,042         13.36                    139,002          10.31
                                            ----------        ------                 ----------         ------

   Total loans receivable                    1,340,245        100.00%                 1,348,525         100.00%
                                            ----------        ======                 ----------         ======
Less:
  Net premium on loans purchased                (2,621)                                  (2,880)
  Allowance for loan losses                     10,150                                    9,589
  Deferred loan fees                             3,411                                    3,639
                                            ----------                               ----------
Loans receivable, net                       $1,329,305                               $1,338,177
                                            ==========                               ==========


------------------------

(1) At September 30, 1999 and December 31, 1998, $327 million, or 38%, and $404 million, or 42%, respectively, of the Company's residential mortgage loans had adjustable interest rates.

(2) Consists entirely of loans (or securities backed by loans) which are guaranteed by the U.S. Government, with the majority adjusting monthly or quarterly. All such loans or securities were purchased by the Company.

(3)  Includes owner occupied real estate.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

     Total mortgage loans originated and purchased for the nine months ended September 30, 1999, decreased by $284 million, or 36%, from $797 million for the nine months ended September 30, 1998, to $513 million for the nine months ended September 30, 1999. The $284 million decrease in mortgage originations was primarily the result of a reduction in loan refinancing. Closed loans relating to Commonwealth's retail network totaled $374 million during the nine months ended September 30, 1999, a decrease of 30% compared to $532 million for the nine months ended September 30, 1998. Commonwealth's Wholesale Lending Department originates loans through a network of correspondent brokers in 18 states. All loans are underwritten using the same criteria as those used for retail originations. Closed loans relating to Commonwealth's wholesale network totaled $139 million during the nine months ended September 30, 1999, a decrease of 48% compared to $265 million for the nine months ended September 30, 1998.

      Consumer loans increased by $59 million, or 25%, from $240 million at December 31, 1998, to $299 million at September 30, 1999. At September 30, 1999, consumer loans represented 22% of the Company's loan portfolio and were comprised of $31 million of equity lines of credit, $163 million of second mortgage loans, $62 million of recreational vehicle loans, and $43 million of other consumer loans. At December 31, 1998, consumer loans represented 18% of total loans and were comprised of $35 million of equity lines of credit, $126 million of second mortgage loans, $40 million of recreational vehicle loans, and $39 million of other consumer loans.

      As of September 30, 1999, commercial loans totaled $179 million, or 13%, of the Company's total loan portfolio, as compared to $139 million, or 10%, at December 31, 1998. At September 30, 1999, commercial loans were comprised of $61 million of commercial real estate loans, $106 million of business loans, and $12 million of loans guaranteed by the Small Business Administration ("SBA"). At December 31, 1998, commercial loans were comprised of $45 million of commercial real estate loans, $79 million of business loans, and $14 million of SBA loans. Commercial loans are generally considered to have a greater risk than residential mortgage loans because the risk of borrower default is greater, and the collateral is more likely to decline in value and may be more difficult to liquidate than single-family residences.

      The increases in consumer and commercial loans and the decrease in mortgage loans during the nine months of 1999 were in line with the Company's strategy to shift its business mix from that of a traditional thrift institution to one more representative of a community bank.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

     NONPERFORMING ASSETS. The Company's nonperforming assets, which primarily consist of nonaccrual loans and real estate acquired through foreclosure, decreased by $2.9 million, or 26%, from $11.1 million at December 31, 1998, to $8.2 million at September 30, 1999. At September 30, 1999, the Company's $8.2 million of nonperforming assets amounted to 0.42% of total assets. At December 31, 1998, the Company's $11.1 million of nonperforming assets amounted to 0.49% of total assets. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.

                                                September 30, 1999               December 31, 1998
                                                ------------------               -----------------

                                                              (dollars in thousands)

     Mortgage loans - Residential                       $4,379                        $  5,119
     Consumer loans                                      1,649                           1,598
     Commercial loans                                    1,442                           3,295
                                                         -----                         -------
       Total nonperforming loans                         7,470                          10,012
     Real estate owned, net                                720                           1,049
                                                        ------                         -------
       Total nonperforming assets                       $8,190                         $11,061
                                                        ======                          ======
     Nonperforming loans to total loans held
      for investment                                     0.56%                           0.74%
                                                         ====                            ====
     Total nonperforming assets to total assets          0.42%                           0.49%
                                                         ====                            ====

----------------

     ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $10.2 million at September 30, 1999, compared to $9.6 million at December 31, 1998. It is management's policy to maintain an allowance for estimated loan losses based upon an assessment of prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectability of the loan portfolio. At September 30, 1999, the Company's allowance for loan losses amounted to 136% of total nonperforming loans and 0.76% of total loans held for investment, as compared to 96% of total nonperforming loans and 0.71% of total loans held for investment at December 31, 1998. The Company utilizes these percentages as only one of the factors in assessing the adequacy of the allowance for loan losses at various points in time.

     Over the past several years, Commonwealth has diversified its lending efforts and increased its emphasis on providing its customers with consumer and commercial loans. As a result of the increased risk inherent in these loan products, management will continually evaluate its loan portfolio and record additional loan loss reserves as deemed necessary.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

     The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.


                                                 For the Nine Months Ended September 30,
                                                 ---------------------------------------


                                                            1999               1998
                                                           ------             ------

                                                            (dollars in thousands)
 Allowance at beginning of period                        $9,589                  $9,024
 Provision for loan losses                                3,000                   2,500
 Charge-offs:
   Mortgage loans                                         (302)                   (371)
   Consumer loans                                       (1,475)                 (1,189)
   Commercial loans                                       (945)                   (540)
                                                       --------                 -------
     Total charge-offs                                  (2,722)                 (2,100)
 Recoveries:
   Mortgage loans                                            26                      31
   Consumer loans                                           136                      53
   Commercial loans                                         121                      35
                                                       --------                 -------
     Total recoveries                                       283                     119
                                                      ---------                --------
 Allowance at end of period                             $10,150                  $9,543
                                                         ======                   =====

 Allowance for loan losses to
 total nonperforming loans
 at end of period                                       135.89%                  98.77%
                                                        ======                   =====
 Allowance for loan losses to
 total loans held for
 investment at end of period                              0.76%                   0.69%
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

                                                   September 30, 1999      December 31,1998
                                                   -------------------     -----------------

                                                              (in thousands)
    Goodwill (Berks Acquisition)                      $16,433                 $19,141

    CDI (Berks Acquisition)                             6,393                   8,260

    Goodwill (Fidelity Federal)                         9,454                  10,257

    CDI (Fidelity Federal)                              1,925                   2,172
                                                      -------                --------

     Total                                            $34,205                 $39,830
                                                      =======                 =======

     MORTGAGE SERVICING RIGHTS. During the third quarter of 1999, Commonwealth Bank exited substantially all of its third party mortgage servicing business, and sold its existing $1.0 billion FHLMC and FNMA mortgage servicing portfolio to National City Mortgage Co. The pre-tax gain resulting from the sale totaled $1.6 million in the third quarter of 1999.

     At September 30, 1999, Commonwealth's mortgage servicing portfolio was $1.3 billion, a decrease of 46% compared to $2.4 billion at December 31, 1998. The $1.1 billion reduction in the mortgage servicing portfolio and the $10 million reduction in mortgage servicing rights was primarily related to the sold portfolios.

     At September 30, 1999 Commonwealth was servicing $0.4 billion of third party loans, as well as $0.8 billion of loans held by Commonwealth for investment and sale. This compared to servicing $1.4 billion of third party loans, as well as $1.0 billion of loans held by Commonwealth for investment and sale at December 31, 1998.

     DEPOSITS. Deposits decreased by $92 million, or 6%, to $1.5 billion at September 30, 1999, primarily related to a decrease in certificates of deposit; the sale of two branches, with combined deposits of $37 million, to Harris Savings Bank on June 28, 1999; a reduction in principal and interest escrows established pursuant to loan servicing agreements and outstanding mortgage settlement checks. The principal and interest escrow decrease was primarily related to the sale of the $1.0 billion FHLMC and FNMA mortgage servicing portfolio in the third quarter of 1999. These decreases were offset, in part, by an increase in demand and money market deposits.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

         BORROWINGS. The Company's borrowings consist primarily of advances from the FHLB and securities sold under agreements to repurchase. FHLB advances decreased by $144 million, or 60%, to $97 million at September 30, 1999, from $241 million at December 31, 1998. Repurchase agreements decreased by $36 million, or 22%, to $130 million at September 30, 1999, from $166 million at December 31, 1998. These decreases were offset, in part, by an $11 million increase in the Company's commercial repurchase product, which was introduced during the first quarter of 1999. The Company's borrowings are used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business.

         ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE. Advances from borrowers for taxes and insurance decreased by $20 million, or 69%, to $9 million at September 30, 1999, from $29 million at December 31, 1998, primarily related to the sale of the $1.0 billion FHLMC and FNMA mortgage servicing portfolio in the third quarter of 1999.

         ACCRUED INTEREST PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES ("OTHER LIABILITIES"). Other liabilities increased by $8 million, or 31%, to $32 million at September 30, 1999, from $25 million at December 31, 1998, primarily related to an increase in accrued interest payable.

         SHAREHOLDERS' EQUITY. At September 30, 1999, shareholders' equity equaled $150 million, compared to $192 million at December 31, 1998. This $42 million, or 22%, decrease was primarily the result of the $50 million purchase of 2.8 million shares of treasury stock offset, in part, by a $9 million, or 8%, increase in retained earnings during the first nine months of 1999. The $9 million increase in retained earnings was the result of earnings of $13 million offset, in part, by cash dividends of $3 million during the first nine months of 1999. The repurchased shares were held as treasury stock as of September 30, 1999, and are reserved for general corporate purposes and/or issuance pursuant to the Company's stock option plans. At September 30, 1999, shareholders' equity represented 7.7% of assets, compared to 8.5% at December 31, 1998. The Bank's core and risk-based capital ratios were 6.1% and 11.0%, respectively, at September 30, 1999, compared to 5.9% and 11.6%, respectively, at December 31, 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

         REGULATORY CAPITAL REQUIREMENTS.

The following table sets forth the Bank's compliance with applicable regulatory capital requirements at September 30, 1999:

                                                                                               To Be Well
                                                                     Minimum                   Capitalized
                                                                     For Capital               For Prompt
                                                                     Adequacy                  Corrective Action
                                         Actual                      Purposes                  Provisions
                              -------------------------------------------------------------------------------------
                              Ratio        Amount           Ratio       Amount           Ratio        Amount
                              -------------------------------------------------------------------------------------
(dollars in thousands)
Shareholders' equity,
  and ratio to OTS
  total assets                7.6%      $   147,961
                          --------

Intangible assets                          (34,205)

Unrealized loss on
  marketable
  securities, net of tax                     1,757
                                        ----------

Tangible capital,
  and ratio to OTS
  adjusted total assets       6.1%      $  115,513           1.5%        $28,613
                          --------      ==========           ----        =======

Core capital,
  and ratio to OTS
  adjusted total assets       6.1%      $  115,513           3.0%        $57,226          5.0%          $95,376
                          --------      ==========           ----        =======          ----         ========

Core capital,
  and ratio to OTS
  risk-weighted assets       10.1%      $  115,513                                        6.0%         $ 68,732
                          --------      ----------                                        ----         ========

Allowance for loan losses                   10,150
                                        ----------

Supplementary capital                       10,150
                                        ----------

Total risk-based capital,
  and ratio to OTS
  risk-weighted assets (1)   11.0%      $   125,663          8.0%       $91,643          10.0%         $114,554
                          --------      ===========          ----       =======          -----         ========


OTS total assets                         $1,939,968
                                         ==========

OTS adjusted total assets                $1,907,520
                                         ==========
OTS risk-weighted assets                 $1,145,538
                                         ==========


-------------------------------------
(1) Does not reflect the interest rate risk component to the risk-based capital requirement, which is not yet effective.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                             Average Balance Sheet

                                                         Quarter Ended September 30,
                                              -------------------------------------------------
                                                                    1999
                                              -------------------------------------------------
                                                                                   Average
                                                Average                            Yield /
                                                Balance           Interest           Cost
                                                -------           --------           ----
Loans receivable:

  Mortgage loans                                 $907,437         $16,350            7.15%
  Consumer loans                                  287,957           6,376            8.78%
  Commercial loans                                166,830           3,623            8.62%

                                              -----------       ---------          -------
    Total loans receivable                      1,362,224          26,349            7.67%
                                              -----------       ---------          -------

Mortgage-backed securities                        341,917           5,719            6.64%
Investment securities                             125,004           1,638            5.20%
Other earning assets                               56,352           1,025            7.22%
                                              -----------       ---------          -------
Total interest-earning assets                   1,885,497          34,731            7.31%
                                                                ---------          -------
Non-interest-earning assets                       158,417
  Total assets                                 $2,043,914
                                              ===========

 Deposits:

   Demand and Money market                       $739,211           4,316            2.32%
   Savings deposits                               226,939           1,266            2.21%
   Certificates of deposit                        580,739           7,329            5.01%
                                              -----------       ---------          -------
     Total deposits                             1,546,889          12,911            3.31%
                                              -----------       ---------          -------
 Notes payable and other borrowings

   FHLB Advances                                  137,870           1,880            5.41%
   Repurchase agreements                          136,087           2,103            6.13%
   Other borrowings                                 8,910              96            4.27%
                                              -----------       ---------          -------
     Total borrowings                             282,867           4,079            5.72%
                                              -----------       ---------          -------
Total interest-bearing liabilities              1,829,756          16,990            3.68%
                                                                ---------          -------
Non-interest-bearing liabilities                   54,724
                                              -----------
  Total liabilities                             1,884,480
Shareholders' equity                              159,434
                                              -----------
  Total liabilities and equity                 $2,043,914
                                              ===========


Yield on interest earning assets                                                     7.31%

Cost of supporting funds                                                             3.57%

Net interest margin:
    Taxable equivalent basis                                      $17,741            3.73%
    Without taxable equivalent adjs.                              $17,640            3.71%

                                                     Quarter Ended September 30,
                                              --------------------------------------------------
                                                                     1998
                                              --------------------------------------------------
                                                                                     Average
                                                  Average                            Yield /
                                                  Balance          Interest           Cost
                                                  -------          --------           ----
Loans receivable:

  Mortgage loans                                 $1,078,937        $19,400           7.13%
  Consumer loans                                    226,593          5,246           9.19%
  Commercial loans                                  122,190          2,700           8.77%

                                                -----------      ---------         -------
    Total loans receivable                        1,427,720         27,346           7.60%
                                                -----------      ---------         -------

Mortgage-backed securities                          675,567         11,517           6.76%
Investment securities                                36,904            497           5.34%
Other earning assets                                 19,918            511          10.18%
                                                -----------      ---------         -------
Total interest-earning assets                     2,160,109         39,871           7.32%
                                                                 ---------         -------
Non-interest-earning assets                         155,511
                                                -----------
  Total assets                                   $2,315,620
                                                ===========

 Deposits:

   Demand and Money market                         $635,151          3,879           2.42%
   Savings deposits                                 226,937          1,273           2.23%
   Certificates of deposit                          703,258          9,675           5.46%
                                                -----------      ---------         -------
     Total deposits                               1,565,346         14,827           3.76%
                                                -----------      ---------         -------
 Notes payable and other borrowings

   FHLB Advances                                    301,489          4,321           5.69%
   Repurchase agreements                            195,233          2,921           5.94%
   Other borrowings                                       0              0           0.00%
                                                -----------      ---------         -------
     Total borrowings                               496,722          7,242           5.78%
                                                -----------      ---------         -------
Total interest-bearing liabilities                2,062,068         22,069           4.25%
                                                                 ---------         -------
Non-interest-bearing liabilities                     57,991
                                                -----------
  Total liabilities                               2,120,059
Shareholders' equity                                195,561
                                                -----------
  Total liabilities and equity                   $2,315,620
                                                ===========


Yield on interest earning assets                                                     7.32%

Cost of supporting funds                                                             4.05%

Net interest margin:
    Taxable equivalent basis                                       $17,802           3.27%
    Without taxable equivalent adjs.                               $17,802           3.27%

                                                         Nine Months Ended September 30,
                                              --------------------------------------------------
                                                                     1999
                                              --------------------------------------------------
                                                                                     Average
                                                  Average                            Yield /
                                                  Balance          Interest           Cost
                                                  -------          --------           ----
Loans receivable:

  Mortgage loans                                 $956,210          $51,408            7.19%
  Consumer loans                                  267,501           17,752            8.87%
  Commercial loans                                150,937            9,680            8.57%

                                               ----------       ----------         --------
    Total loans receivable                      1,374,648           78,840            7.67%
                                               ----------       ----------         --------

Mortgage-backed securities                        408,242           20,208            6.62%
Investment securities                             143,648            5,500            5.12%
Other earning assets                               58,792            2,921            6.64%
                                               ----------       ----------         --------
Total interest-earning assets                   1,985,330          107,469            7.24%
                                                                ----------         --------
Non-interest-earning assets                       154,725
                                               ----------
  Total assets                                 $2,140,055
                                               ==========

 Deposits:

   Demand and Money market                       $730,267           12,724            2.33%
   Savings deposits                               229,086            3,800            2.22%
   Certificates of deposit                        623,788           23,723            5.08%
                                               ----------       ----------         --------
     Total deposits                             1,583,141           40,247            3.40%
                                               ----------       ----------         --------
 Notes payable and other borrowings

   FHLB Advances                                  179,577            7,088            5.28%
   Repurchase agreements                          142,066            6,810            6.41%
   Other borrowings                                 6,480              211            4.35%
                                               ----------       ----------         --------
     Total borrowings                             328,123           14,109            5.75%
                                               ----------       ----------         --------
Total interest-bearing liabilities              1,911,264           54,356            3.80%
                                                                ----------         --------
Non-interest-bearing liabilities                   51,312
                                               ----------
  Total liabilities                             1,962,576
Shareholders' equity                              177,479
                                               ----------
  Total liabilities and equity                 $2,140,055
                                               ==========


Yield on interest earning assets                                                      7.24%

Cost of supporting funds                                                              3.66%

Net interest margin:
    Taxable equivalent basis                                       $53,113            3.58%
    Without taxable equivalent adjs.                               $52,964            3.57%
                                                      Nine Months Ended September 30,
                                              --------------------------------------------------
                                                                     1998
                                              --------------------------------------------------
                                                                                     Average
                                                  Average                            Yield /
                                                  Balance          Interest           Cost
                                                  -------          --------           ----
Loans receivable:

  Mortgage loans                                $1,058,170         $57,372           7.25%
  Consumer loans                                   212,977          14,273           8.96%
  Commercial loans                                 120,030           7,611           8.48%

                                               -----------      ----------         -------
    Total loans receivable                       1,391,177          79,256           7.62%
                                               -----------      ----------         -------

Mortgage-backed securities                         716,142          36,537           6.82%
Investment securities                               45,464           1,849           5.44%
Other earning assets                                28,871           1,969           9.12%
                                               -----------      ----------         -------
Total interest-earning assets                    2,181,654         119,611           7.33%
                                                                ----------         -------
Non-interest-earning assets                        155,625
                                               -----------
  Total assets                                  $2,337,279
                                               ===========

 Deposits:

   Demand and Money market                        $618,886          11,221           2.42%
   Savings deposits                                229,070           3,816           2.23%
   Certificates of deposit                         722,376          29,683           5.49%
                                               -----------      ----------         -------
     Total deposits                              1,570,332          44,720           3.81%
                                               -----------      ----------         -------
 Notes payable and other borrowings

   FHLB Advances                                   288,846          12,227           5.66%
   Repurchase agreements                           215,404           9,652           5.99%
   Other borrowings                                      0               0           0.00%
                                               -----------      ----------         -------
     Total borrowings                              504,250          21,879           5.80%
                                               -----------      ----------         -------
Total interest-bearing liabilities               2,074,582          66,599           4.29%
                                                                ----------         -------
Non-interest-bearing liabilities                    55,235
                                               -----------
  Total liabilities                              2,129,817
Shareholders' equity                               207,462
                                               -----------
  Total liabilities and equity                  $2,337,279
                                               ===========


Yield on interest earning assets                                                     7.33%

Cost of supporting funds                                                             4.08%

Net interest margin:
    Taxable equivalent basis                                       $53,012           3.25%
    Without taxable equivalent adjs.                               $53,012           3.25%

Note : Interest and yields were calculated on a taxable equivalent basis, using a 35% tax rate and the actual number of days in the periods. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average interest yields/rates.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED




COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

         GENERAL. Net income was $4.4 million, or $0.36 per common share on a diluted basis, for the third quarter of 1999. This compared to net income of $2.7 million, or $0.19 per common share on a diluted basis, for the third quarter of 1998. For the nine months ended September 30, 1999, net income was $12.8 million, or $0.99 per common share on a diluted basis. This compared to net income of $8.0 million, or $0.53 per common share on a diluted basis, for the comparable period last year.

         The results for the third quarter and first nine months of 1999 and 1998 included a number of significant factors which affected the comparability of the reported results, including the following:

                                                                     For the Quarter Ended       For the Nine Months Ended
                                                                    ------------------------     -------------------------
                                                                          September 30,               September 30,
                                                                    ------------------------     -------------------------
                                                                       1999          1998          1999           1998
                                                                    ------------  ----------     -----------   -----------
 (in millions)
-------------------------------------------------------------------------------------------------------------------------
                                                                     After-Tax    After-Tax     After-Tax      After-Tax
-------------------------------------------------------------------------------------------------------------------------
Reported net income                                                       $ 4.4       $ 2.7          $12.8         $ 8.0
-------------------------------------------------------------------------------------------------------------------------
Net gain on sale of mortgage servicing rights                               1.2                        1.2
-------------------------------------------------------------------------------------------------------------------------
Charge primarily relating to computer hardware/software upgrades           (0.4)                      (0.4)
-------------------------------------------------------------------------------------------------------------------------
(Loss)/gain on sale of securities                                          (0.2)        0.2           (0.2)          0.6
-------------------------------------------------------------------------------------------------------------------------
Gain on sale of two branches                                                                           0.7
-------------------------------------------------------------------------------------------------------------------------
Charge involving assets acquired in a 1996 branch acquisition                                         (0.3)
-------------------------------------------------------------------------------------------------------------------------
Charge relating to an equity investment                                                (0.5)                        (2.4)
-------------------------------------------------------------------------------------------------------------------------
Other                                                                                                 (0.1)         (0.1)
-------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                       $ 3.8       $ 3.0          $11.9         $ 9.9
-------------------------------------------------------------------------------------------------------------------------

         Exclusive of the above items, net income in the third quarter of 1999 would have been $3.8 million, or $0.32 per common share on a diluted basis, compared to $3.0 million, or $0.21 per common share on a diluted basis, in the third quarter of 1998. For the nine months ended September 30, 1999, net income would have been $11.9 million, or $0.91 per common share on a diluted basis, compared to $9.9 million, or $0.65 per common share on a diluted basis, for the comparable period last year.

         NET INTEREST INCOME. Net interest income was $17.6 million in the third quarter of 1999, compared to $17.8 million in the third quarter of 1998. The decrease was primarily attributable to a decrease in average interest-earning assets offset, in part, by a higher net interest margin. Net interest income was $53.0 million for both the first nine months of 1999 and 1998.

         Average interest-earning assets totaled $1.9 billion and $2.0 billion for the third quarter and nine months ended September 30, 1999, respectively. This compared to $2.2 billion for both the third quarter and nine months ended September 30, 1998. The decreases in interest-earning assets were due primarily to decreases in the Company's mortgage-backed securities portfolio.

         The net interest margin on a fully taxable equivalent basis was 3.73% in the third quarter of 1999, compared to 3.27% in the third quarter of 1998. The increase was primarily attributable to a 0.57% decrease in the cost of interest-bearing liabilities. The decrease in the cost of interest-bearing liabilities was primarily related to a reduction in the average cost of certificates of deposit, which decreased from 5.46% in the third quarter of 1998 to 5.01% in the third quarter of 1999. Also contributing to the decrease in the cost of interest-bearing liabilities was a favorable change in funding mix, involving an increase in lower costing demand and money market deposits, and a decrease in higher costing certificates and wholesale borrowings.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

         For the nine months ended September 30, 1999, the net interest margin on a fully taxable equivalent basis was 3.58%, versus 3.25% in the comparable 1998 period. The increase was primarily attributable to 0.49% decrease in the cost of interest-bearing liabilities offset, in part, by a 0.09% reduction in the yield on interest-earning assets. The decrease in the cost of interest-bearing liabilities, relative to the comparable period in 1998, was primarily attributable to the same factors responsible for the decrease in the third quarter of 1999. The reduction in the yield on interest-earning assets, relative to the comparable period in 1998, was primarily due to lower yields on the Company's mortgage-backed and investment securities portfolios.

         PROVISION FOR LOAN LOSSES. Provision for loan losses totaled $1.0 million and $3.0 million in the third quarter and nine months ended September 30, 1999, respectively. The provision for loan losses totaled $1.0 million and $2.5 million in the third quarter and nine months ended September 30, 1998, respectively. At September 30, 1999, the allowance for loan losses totaled $10.2 million, or 0.76% of loans, compared to $9.5 million, or 0.69%, at September 30, 1998, and $9.6 million, or 0.71%, at December 31, 1998.

         NONINTEREST INCOME. Noninterest income totaled $7.8 million in the third quarter of 1999, compared to $6.5 million in the third quarter of 1998. The increase primarily reflected a $1.6 million net gain on sale on mortgage servicing rights. This gain was lower than previously estimated because of higher than expected portfolio payments in 1999, higher than anticipated costs of transfer, and other adjustments. During the third quarter of 1999, deposit fees and related income increased $0.3 million, primarily relating to an increase in transaction accounts. The above increases were partially offset by a $0.5 million decrease in both the net gain on sale of securities and the net gain on sale of mortgage loans.

         Noninterest income was $23.4 million for the first nine months of 1999, compared to $19.9 million for the comparable 1998 period. The increase primarily reflected a $1.6 million net gain on sale on mortgage servicing rights during the third quarter of 1999, and a $1.5 million increase in the net gain on sale of mortgage loans. The latter was primarily attributable to favorable pricing on forward delivery contracts with the ultimate servicer. Also impacting the comparison was a $1.0 million gain on the sale of two branches in Lebanon County, Pennsylvania during the second quarter of 1999 and a $0.7 million increase in deposit fees and related income. The increase in deposit fees was primarily attributable to an increase in transaction accounts. These increases were offset, in part, by a $1.2 million decrease in the net gain on sale of securities and a $0.4 million reversal of a deferred tax liability in the first quarter of 1998.

         NONINTEREST EXPENSE. Noninterest expense was $18.3 million in the third quarter of 1999, compared to $19.2 million in the third quarter of 1998. The decrease was primarily attributable to a $0.8 million charge in the third quarter of 1998 relating to an equity investment in a mortgage servicing partnership and a $0.3 million decrease in advertising and promotion expense. These decreases were partially offset by a $0.6 million charge during the third quarter of 1999, primarily relating to computer hardware and software upgrades.

         Noninterest expense was $55.4 million for the nine months ended September 30, 1999, compared to $58.4 million for the comparable period in 1998. In addition to the factors relating to the third quarter, the decrease was also attributable to a $2.7 million charge relating to an equity investment in a mortgage servicing partnership and a $0.8 million one-time charge related to a policy change in accounting for compensation expense in the second quarter of 1998. Also contributing to the decrease was a $0.5 million reduction in the amortization of intangible assets and a $0.3 million reduction in the amortization of purchased mortgage servicing rights. These decreases were partially offset by a $0.5 million nonrecurring charge in the second quarter of 1999 relating to certain assets acquired in the 1996 acquisition of 12 branches in Lebanon and Berks Counties, Pennsylvania and higher expenses relating to an increase in transaction accounts.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

         PROVISION FOR INCOME TAXES.   Provision for income taxes was $1.8
million, or 29% of income before income taxes in the third quarter of 1999, compared to $1.4 million, or 34%, in the third quarter of 1998. For the first nine months of 1999, provision for income taxes was $5.2 million, or 29% of income before income taxes, compared to $3.9 million, or 33%, in the first nine months of 1998. The decrease in the tax rate in the third quarter and first nine months of 1999, relative to the comparable periods in 1998, was primarily attributable to historic and low income housing tax credits.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Commonwealth utilizes simulation models to analyze the estimated effects on net interest income under multiple interest rate scenarios, including increases and decreases in interest rates amounting to 100, 200, and 300 basis points. Each scenario is modeled for a change in net interest income over a two year period. Similar simulation models are prepared to analyze the Company's net asset value, which is the present value of the cash flows generated by the Company's assets minus the present value of the cash flows generated by the Company's liabilities, plus or minus the net cash flows produced by off-balance sheet contracts. At September 30, 1999, the Company's income simulation model indicates net interest income would decrease by 5.54% over a two year period if interest rates increased by 200 basis points. The model projects that net interest income would decrease by 0.69% over a two year period if rates decreased by 200 basis points. The anticipated changes in the level of net interest income and net asset value over the various scenarios were within limits approved by the Company's Board of Directors.

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

         Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value of portfolio equity is significantly impacted by the estimated effect of prepayments on the value of single family loans and mortgage-backed securities. Further, this analysis is based on the Company's assets, liabilities, and off-balance-sheet instruments at September 30, 1999, and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

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

Item 6.  Exhibits and Reports on Form 8-K.

         a) Not applicable

         b) On July 8, 1999, the Company filed a Current Report on Form 8-K to report under Item 5, that its wholly-owned subsidiary, Commonwealth Bank, will exit substantially all of its third party mortgage servicing business, and will sell its existing FHLMC and FNMA mortgage servicing portfolio. On July 15, 1999, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the second quarter of 1999. On August 11, 1999, the Company filed a Current Report on Form 8-K to report under Item 5, the completion of its previously announced stock repurchase program. On September 9, 1999, the Company filed a Current Report on Form 8-K to report under Item 5, its commencement of the stock repurchase program and its declared cash dividend.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMMONWEALTH BANCORP, INC.


DATE: November 5, 1999                  /s/ Charles H. Meacham
                                       -------------------------------------------------
                                       Charles H. Meacham
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)


DATE: November 5, 1999                  /s/ Charles M. Johnston
                                       -------------------------------------------------
                                       Charles M. Johnston
                                       Senior Vice President and Chief Financial Officer
                                       (Principal Financial and Accounting Officer)