Form 10-K
period 1999-12-31
COMMONWEALTH BANCORP INC
filed 2000-03-17
CIK 1005126

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ ]                      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to _______________

                          Commission File No.: 0-27942
                                               -----------


                           COMMONWEALTH BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                             23-2828883
 ----------------------------                  ----------------
 (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)           Identification Number)

 COMMONWEALTH BANK PLAZA
 2 WEST LAFAYETTE STREET
 NORRISTOWN, PENNSYLVANIA                           19401
 ----------------------------                  ----------------
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
Yes   X   No
   -----    -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

As of March 8, 2000, the aggregate value of the 10,857,115 shares of Common Stock of the Registrant outstanding on such date, which excludes 705,682 shares held by all directors and officers of the Registrant as a group, was approximately $168 million. This figure is based on the closing sales price of $15.5 per share of the Registrant's Common Stock on March 8, 2000 as reported by the Nasdaq Stock Market.

Number of shares of Common Stock outstanding as of March 8, 2000: 11,562,797


                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days of December 31, 1999 are incorporated into Part III, Items 10 through 13 of this Form 10-K.

--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

GENERAL

     Commonwealth Bancorp, Inc. ("Commonwealth" or the "Company"), a Pennsylvania corporation, is the holding company for Commonwealth Bank ("Bank"). The Bank is a federally chartered stock savings bank, primarily regulated by the Office of Thrift Supervision ("OTS"). The Bank conducts business from its executive offices in Norristown, Pennsylvania and, as of December 31, 1999, 60 full-service offices located in southeast Pennsylvania.

     ComNet Mortgage Services ("ComNet"), a division of the Bank, also located in Norristown, conducts business through ten loan origination offices as of December 31, 1999. In addition to ComNet's offices located in Pennsylvania, Maryland, New Jersey, and Virginia, ComNet also operates under the trade name of Homestead Mortgage in Maryland and conducts business through its wholesale network, which includes correspondents in 18 states.

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

MARKET AREA

     At December 31, 1999, the Bank had 60 full-service branch offices located throughout Berks, Bucks, Chester, Delaware, Lehigh, Montgomery, and Philadelphia Counties, Pennsylvania. Of the 60 full-service branch offices, 20 were located in supermarkets. The Bank's branch locations are concentrated in the Reading area of Berks County; central and southern Montgomery County; and the northeast Philadelphia community within Philadelphia County. The Company's strategy is based on the expansion and strengthening of its banking franchise in southeast Pennsylvania. In this regard, the Company's focus has been directed toward building a full-service institution, emphasizing localized decision-making and superior customer service. As part of this strategy, Commonwealth has developed a wide variety of products and services which meet the needs of its retail and commercial customer base.


LENDING ACTIVITIES

     GENERAL. At December 31, 1999, loans held for investment totaled $1.4 billion, which represented 71% of total assets. The Company's loans consist principally of conventional loans which are secured by first liens on single-family residences. Conventional residential real estate loans are loans which are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA"). The other principal categories of loans in the Company's portfolio are consumer loans and commercial loans, including commercial real estate loans and loans which are guaranteed by the Small Business Administration ("SBA"). In addition, the Company's loan portfolio includes a small amount of loans which are secured by multi-family residential (five or more units) properties.

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loans held for investment at the dates indicated.


                                                                                                   December 31,
                                             ----------------------------------------------------------------------------
                                                   1999                       1998                       1997
                                             -----------------         ------------------        ---------------------

                                             Amount    Percent         Amount     Percent        Amount        Percent
                                             ------    -------         ------     -------        ------        -------

                                                                                                   (dollars in thousands)


Mortgage loans-Residential (1)            $  860,750      62.70 %    $  969,617    71.90 %     $ 958,542         75.51 %

Consumer loans:
  Second mortgages                           184,844      13.47         126,360     9.37          98,934          7.79
  Equity lines of credit                      30,496       2.22          34,845     2.58          41,592          3.28
  Recreational vehicles                       60,998       4.44          39,920     2.96          22,182          1.75
  Other                                       45,448       3.31          38,781     2.88          32,085          2.53
                                           ---------     ------       ---------   ------       ---------        ------
    Total consumer loans                     321,786      23.44         239,906    17.79         194,793         15.35

Commercial loans:
  Business loans                             113,178       8.24          79,490     5.90          37,207          2.93
  Commercial real estate                      66,158       4.82          45,021     3.34          58,757          4.63
  Small Business Administration(2)            10,971       0.80          14,491     1.07          20,016          1.58
                                           ---------     ------       ---------   ------       ---------        ------
    Total commercial loans                   190,307      13.86         139,002    10.31         115,980          9.14
                                           ---------     ------       ---------   ------       ---------        ------
    Total loans receivable                 1,372,843     100.00 %     1,348,525   100.00 %     1,269,315        100.00 %
                                           ---------     ======       ---------   ======       ---------        ======

Less:
  (Premium)/discount on
    loans purchased                          (2,443)                    (2,880)                  (3,559)
  Allowance for loan losses                   10,478                      9,589                    9,024
  Deferred loan fees                           3,378                      3,639                    3,009
                                          ----------                 ----------               ----------
                Loans receivable, net     $1,361,430                 $1,338,177               $1,260,841
                                          ==========                 ==========               ==========


                                                           December 31,
                                            -------------------------------------------
                                                   1996                    1995
                                            ------------------      -------------------

                                            Amount     Percent      Amount      Percent
                                            ------     -------      ------      -------

                                                      (dollars in thousands)


Mortgage loans-Residential (1)            $  857,053     76.37  %    $655,152     81.08  %

Consumer loans:
  Second mortgages                          77,304        6.89         48,653      6.03
  Equity lines of credit                      49,136      4.38         44,432      5.50
  Recreational vehicles                       11,884      1.06            791      0.10
  Other                                       30,983      2.76         17,218      2.13
                                           ---------    ------        -------    ------
    Total consumer loans                     169,307     15.09        111,094     13.76

Commercial loans:
  Business loans                              35,380      3.15          2,801      0.35
  Commercial real estate                      35,452      3.15          9,386      1.16
  Small Business Administration(2)            25,104      2.24         29,472      3.65
                                           ---------    ------        -------    ------
    Total commercial loans                    95,936      8.54         41,659      5.16
                                           ---------    ------        -------    ------
    Total loans receivable                 1,122,296    100.00  %     807,905    100.00  %
                                           ---------    ======        -------    ======

Less:
  (Premium)/discount on
    loans purchased                          (3,655)                   1,004
  Allowance for loan losses                    9,971                   7,485
  Deferred loan fees                           2,866                   2,681
                                          ----------                --------
                Loans receivable, net     $1,113,114                $796,735
                                          ==========                ========


----------

(1) At December 31, 1999, $332 million, or 39%, of the Company's 1-4 family residential loans had adjustable interest rates.

(2) Consists entirely of loans (or securities backed by loans) which are guaranteed by the SBA, with the majority adjusting monthly or quarterly. All such loans or securities were purchased by the Company.

     CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth the scheduled contractual amortization of the Company's loans held for investment at December 31, 1999, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less.



============================================================================================================================
                                                        Principal Repayments Contractually Due
                                                            in Year(s) Ended December 31,
----------------------------------------------------------------------------------------------------------------------------



                                 Total at
                                December 31,                                        2003-      2005-      2011-       There-
                                   1999          2000      2001      2002           2004       2010       2016        after
                                ------------    ------    ------    ------         ------     ------     ------      -------

                                                                    (in thousands)


Mortgage loans:
   1-4 family residential      $   860,750     $26,296    $26,086   $27,433        $56,604   $182,308    $168,564   $373,459
Consumer                           321,786      46,580     28,831    28,285         47,323    105,202      61,492      4,073
Business loans                     113,178      11,445     12,210    16,941         22,188     37,314      13,080          -
Commercial real estate              66,158       6,012      6,193     6,721         18,164     28,940         128          -
SBA                                 10,971         569        614       662          1,487      6,026       1,613          -
                                ----------     -------    -------   -------       --------   --------    --------   --------
   Total (1)                    $1,372,843     $90,902    $73,934   $80,042       $145,766   $359,790    $244,877   $377,532
                                ==========     =======    =======   =======       ========   ========    ========   ========

============================================================================================================================

(1) Of the $1.3 billion of loan principal repayments contractually due after December 31, 2000, $798 million have fixed rates of interest and $484 million have adjustable rates of interest.

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




                                                                       Year Ended December 31,
                                                     ----------------------------------------------------------

                                                            1999                   1998                1997
                                                     -------------------      ----------------    -------------

                                                                            (in thousands)

Gross loans held for investment at
  beginning of period                                      $ 1,348,525         $ 1,269,315         $ 1,122,296
Originations of loans held for
  investment:
    1-4 family residential                                      74,970             196,783             107,628
    Consumer                                                   159,330             101,878              75,383
    Commercial                                                  78,114              73,318              47,329
                                                           -----------         -----------         -----------
      Total originations                                       312,414             371,979             230,340
Purchases of loans held for investment:
    1-4 family residential (1)                                  24,999             140,567             152,480
    Consumer (2)                                                34,096              24,728              13,426
    Commercial                                                       -                   -                   -
                                                           -----------         -----------         -----------
      Total purchases                                           59,095             165,295             165,906
      Total originations and purchases                         371,509             537,274             396,246
Repayments                                                   (347,191)           (458,064)           (249,227)
                                                           -----------         -----------         -----------
Net activity in loans held for
  investment                                                    24,318              79,210             147,019
                                                           -----------         -----------         -----------

Gross loans held for investment at end
  of period                                                $ 1,372,843         $ 1,348,525         $ 1,269,315
                                                           ===========         ===========         ===========

(1) The $25 million and $141 million of 1-4 family residential loans purchased during 1999 and 1998, respectively, consisted of loans generated through Commonwealth's wholesale correspondent network. The $152 million of 1-4 family residential loans purchased during 1997 consisted of $21 million of adjustable rate loans purchased by the Company from third parties and $131 million of loans generated through Commonwealth's wholesale correspondent network.

(2)  Represents purchases of recreational vehicle loans.

     RESIDENTIAL LOAN ORIGINATIONS AND SALES. A primary lending activity of the Company involves the origination and sale, without recourse, of conventional and insured/guaranteed real estate loans secured by first liens on 1-4 family residences.

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

     The retail loan production office originating a loan is responsible for taking the loan application and coordinating information flow between the applicant and Commonwealth's processing center in Norristown, Pennsylvania. Retail loan applications must be approved by Commonwealth's underwriting department for compliance with underwriting criteria. Upon approval, Commonwealth issues a formal commitment letter to the prospective borrower specifying the amount of the loan, the prevailing interest rate or means for determining the same, the fees to be paid to Commonwealth, and the date on which the commitment expires.

     Wholesale loans are purchased from correspondents/brokers or funded by Commonwealth on behalf of correspondents and brokers. Commonwealth currently employs three regional account executives to work with over 223 correspondents and brokers. The correspondent or broker is responsible for the processing of the loan application. When a wholesale loan enters the underwriting stage, for the majority of correspondents and brokers, the underwriting is performed by Commonwealth similar to retail loan originations above. In certain instances, Commonwealth delegates the underwriting function to correspondents and brokers. Such delegated underwriting meets Commonwealth's criteria of underwriting standards. Once the underwriting approval is complete, the purchase or funding is initiated.

     Commonwealth originates conventional loans and, to a lesser extent, FHA-insured and VA-guaranteed loans. The vast majority of conventional loans are originated under terms and documentation which conform to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines and, as such, are eligible for sale in the secondary market.

     The results of the Company's mortgage banking operations are significantly dependent upon its ability to originate loans. This, in turn, is substantially dependent upon prevailing interest rate levels, which affect the degree to which consumers obtain new loans and refinance existing loans. Economic conditions in the Company's service areas also have a significant effect on the residential housing market and, thus, could have a similar effect on Commonwealth's loan origination activity.

     Mortgage loans originated and purchased totaled $621 million and $1,111 million during 1999 and 1998, respectively, which included $174 million and $376 million, respectively, of loans originated through the wholesale correspondent lending network.

     Commonwealth sells substantially all of the fixed-rate loans it originates which conform to FNMA/FHLMC requirements to investors in the secondary market on a servicing released basis. The Company retains the majority of the adjustable rate loans, as well as certain loans which do not conform to FNMA and FHLMC requirements, and loans to employees of the Company.

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

     A period of 30 to 90 days generally lapses between Commonwealth=s commitment to make a mortgage loan and the ultimate sale of the loan to an investor. During this period, Commonwealth employs various hedging techniques, such as forward commitments and put and call options, to protect the value of its mortgage production. Mortgage loans generally will decrease in value during periods of increasing interest rates and increase in value during periods of decreasing interest rates. The cost of the various hedging techniques employed by the Company are deducted from the net gain or loss on the sale of mortgage loans. Accordingly, fluctuations in prevailing interest rates may result in a gain or loss to Commonwealth as a result of adjustments to the carrying value of loans held for sale, or on the sale of loans to the extent that Commonwealth has not obtained prior commitments by investors to purchase such loans or otherwise hedged the value of the loans against changes in interest rates. Moreover, the amount of unhedged loans can increase as a result of increases in interest rates, which can result in greater than anticipated closings of loans in process.

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




                                                                        Year Ended December 31,
                                        ---------------------------------------------------------------------------------
                                                     1999                        1998                      1997
                                        ----------------------------   -----------------------     ----------------------
                                                          Number                        Number                     Number
                                           Principal       of          Principal         of        Principal        Of
                                            Amount        Loans         Amount          Loans       Amount         Loans
                                            ------        -----         ------          -----       ------         -----

                                                                     (dollars in thousands)

Originations for the Company (1):
  Conventional                          $   96,568          549      $   337,350        1,562     $ 238,799         1,286

  FHA/VA                                         -            -                -            -         -                 -
                                           -------        -----        ---------       ------      --------        ------
    Total Company                           96,568          549          337,350        1,562       283,799         1,286
                                           -------        -----        ---------       ------      --------        ------
Originations for others (1):
  Conventional                             448,616        3,513          667,129        5,351       249,741         2,081
  FHA/VA                                    75,531          676          106,917        1,019        96,606         1,014
                                           -------        -----        ---------       ------      --------        ------
    Total Other                            524,147        4,189          774,046        6,370       346,347         3,095
                                           -------        -----        ---------       ------      --------        ------
Total Company and others                $  620,715        4,738      $ 1,111,396        7,932     $ 585,146         4,381
                                           =======        =====        =========       ======       =======        ======

Retained by the Company (1)(2):
  Conventional                          $   96,568          549      $   337,350        1,562     $ 238,799         1,286
  FHA/VA                                         -            -                -            -             -             -
                                           -------        -----        ---------       ------      --------        ------
    Total Company                           96,568          549          337,350        1,562       238,799         1,286
                                          --------       ------        ---------       ------      --------        ------
Sales to Others (1)(3):
  Conventional                             544,881        3,342          597,889        5,455       233,299         2,116
  FHA/VA                                    88,588          847           97,475          915        94,654           979
                                           -------        -----        ---------       ------      --------        ------
    Total Other                            633,469        4,189          695,364        6,370       327,953         3,095
                                           -------        -----        ---------       ------      --------        ------
Total Company and Other                 $  730,037        4,738      $ 1,032,714        7,932     $ 566,752         4,381
                                           =======        =====        =========       ======       =======        ======
Other adjustments to
  loans held for sale (4)               $   12,685                   $     4,386                  $   1,845
                                          ========                       =======                    =======
(Decrease)/increase in
 mortgage loans held for sale           $ (96,637)                   $    83,068                  $  20,239
                                          ========                        ======                     ======


(1)  Consists entirely of 1-4 family residential loans.

(2) Consists primarily of 1-4 family residential loans which have adjustable rates, are nonconforming due to the size of the loan, or are made to an employee of the Company.

(3)  Includes loans converted into mortgage-backed securities.

(4) Consists of repayments of loans held for sale, net gain on sale of loans, and deferred loan fees.

     CONSUMER LENDING ACTIVITIES. The Company originates consumer loans directly through its network of 60 full-service branches. In addition, recreational vehicle loans are purchased on an indirect basis from a third party. At December 31, 1999, $322 million, or 23%, of the Company's total loan portfolio was comprised of consumer loans.

     A significant portion of the Company's consumer loan portfolio is comprised of second mortgage loans, which are generally secured by the underlying equity in a borrower's home or second residence. These loans are for a fixed amount, have fixed interest rates, terms of one to 15 years, and loan-to-value ratios of 100% or less. At December 31, 1999, second mortgage loans totaled $185 million, or 13%, of the Company's total loan portfolio.

     The Company's consumer loan portfolio is also comprised of a significant amount of recreational vehicle loans. These loans are purchased from a third party, are for a fixed amount, have fixed interest rates, terms of three to twenty years, and generally have loan-to-value ratios of 100% or less. At December 31, 1999, recreational vehicle loans totaled $61 million, or 4%, of the Company's total loan portfolio.

     At December 31, 1999, home equity lines of credit amounted to $30 million, or 2%, of the Company's total loan portfolio. Home equity lines of credit are a form of revolving credit and are generally secured by the underlying equity in the borrower's home or second residence. These loans have floating interest rates, and loan-to-value ratios of 100% or less. The Company had $92 million of total commitments pursuant to such equity lines of credit outstanding at year-end 1999.

     The remaining $45 million of the Company's consumer loan portfolio at December 31, 1999 was comprised primarily of personal loans and lines of credit, loans secured by new and used automobiles, and credit card loans. Such credit card loans may be secured by the borrower's principal residence or unsecured, and are serviced for the Company by a third-party servicer.

     Consumer loans generally have shorter terms and higher interest rates than mortgage loans, and involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are mitigated somewhat in the Company's consumer loan portfolio, because of the high percentage of home equity lines of credit and second mortgages, which are secured by real estate.

     COMMERCIAL LENDING ACTIVITIES. Commonwealth=s target market is comprised of small and lower middle market businesses operating within the Company's seven county region. The Company generally provides loans for commercial purposes to borrowers only under circumstances where the borrower also has, or establishes, a deposit relationship with the Company. The loans typically are under $1.0 million. Commercial real estate loans are generally made in the same amounts and may be secured by office buildings, warehouses, and other special purpose properties. Applications for commercial loans are obtained primarily through loan officer solicitation, branch referrals, and direct inquiry. As of December 31, 1999, commercial loans totaled $190 million, or 14%, of the Company's total loan portfolio. At December 31, 1999, commercial loans were comprised of $66 million of commercial real estate loans, $113 million of business loans, and $11 million of loans guaranteed by the SBA.

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

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, which addresses the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Company's loan origination fees and certain related direct loan origination costs have been offset, and the resulting net amount has been deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 1999, the Company had $3.4 million of loan fees related to loans receivable which had been deferred and are being recognized as income over the estimated maturities of the related loans using the level-yield method.

LOAN SERVICING ACTIVITIES

     During 1999, Commonwealth exited substantially all of the third party mortgage servicing business, selling approximately $1.0 billion of its third party servicing portfolio. Commonwealth, a qualified seller servicer for the FNMA and the FHLMC, continues to service residential real estate loans for others, primarily related to current mortgage production awaiting transfer to the ultimate servicer, as well as loans held by Commonwealth for investment and sale. Servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, supervising foreclosures in the event of unremedied defaults, and generally administering the loans.

     When Commonwealth receives the gross loan payment from the individual mortgagees of serviced loans, it remits to the owner of the loan a predetermined net amount based on the yield on that loan. The difference between the coupon on the underlying loan and the predetermined net amount paid to the owner of the loan is the gross servicing fee. Commonwealth retains a net servicing fee which currently ranges from 0.25% to 0.50% of the declining principal amount of the loans, plus any late charges, on current mortgage production awaiting sale to the ultimate servicer. Commonwealth retains a monthly sub-servicing fee of $6 per loan on current mortgage production which has been sold to the ultimate servicer and is awaiting final transfer.

     At December 31, 1999, 1998, and 1997, Commonwealth was servicing $0.2 billion, $1.4 billion, and $1.3 billion of loans for others, respectively, as well as $0.9 billion, $1.0 billion, and $0.9 billion of loans held by Commonwealth for investment or sale, respectively. The servicing of $0.2 billion of loans for others at December 31, 1999 was primarily related to current mortgage production awaiting transfer to the ultimate servicer. The portfolio of loans serviced by Commonwealth at December 31, 1999 consisted of approximately 8,671 loans with an average loan balance of approximately $123,662, a weighted average service fee of approximately 0.31% per annum and a weighted average remaining contractual term of approximately 23 years. The Company's loan servicing fees totaled $3.3 million in 1999, $3.6 million in 1998, and $5.2 million in 1997.

     Prior to 1999, the Company acquired mortgage servicing rights through the purchase and origination of mortgage loans which were sold or securitized, on either a servicing retained or servicing released basis. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," required the Company to allocate the total cost of the mortgage loans between the mortgage servicing rights and the loans (exclusive of mortgage servicing rights) based on their relative fair values. The Company was required to periodically assess its capitalized mortgage servicing rights for impairment, based upon the discounted cash flow of the rights disaggregated within their predominant risk characteristics. Any impairment was recognized through a valuation allowance.

     At December 31, 1999, capitalized mortgage servicing rights were zero, compared to $10 million at December 31, 1998. The reduction in mortgage servicing rights was primarily related to the sale of Commonwealth's $1.0 billion third party mortgage servicing portfolio.

     During the years ended December 31, 1999, 1998, and 1997, Commonwealth sold $419 million, $444 million and, $191 million of loans originated on a servicing retained basis, respectively, and $214 million, $251 million, and $137 million on a servicing released basis, respectively.

     As part of its responsibilities as a servicer of mortgage-backed securities, Commonwealth is required to remit to investors the monthly principal collected and scheduled interest payments on most loans, including those for which no interest payments have been received due to delinquency. At December 31, 1999 the principal amount of loans serviced by Commonwealth for others that were subject to this condition aggregated $160 million, of which approximately $6 million, or 4%, were more than 30 days delinquent. Substantially all of these loans were sold without recourse and are guaranteed by the FNMA or the FHLMC.

ASSET QUALITY

     Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of principal and interest. When loans are placed on nonaccrual, interest previously accrued but not collected is reversed against interest income in the current period. As a matter of policy, the Company provides an allowance for accrued interest deemed to be uncollectible when a loan is 90 days delinquent.

     Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure, under generally accepted accounting principles ("GAAP"), is classified as real estate owned until sold. Pursuant to Statement of Position 92-3 ("SOP 92-3"), such assets are carried at the lower of fair value less estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized to the extent of their net realizable value. The Company's accounting for its real estate owned complies with the guidance set forth in SOP 92-3.

     DELINQUENT LOANS. The following table sets forth information relating to the Company's delinquent loans held for investment, and the relation to the Company's total loans held for investment at the dates indicated.


                                                             December 31,
                            --------------------------------------------------------------------------------
                                    1999                           1998                         1997
                            ---------------------         --------------------          --------------------
                                                              (dollars in thousands)
30 to 59 days               $ 8,867        0.65%          $ 9,788        0.73%          $13,083        1.03%
60 to 89 days                 3,163        0.23             2,418        0.18             2,503        0.20
90 days and over              7,779        0.57            10,012        0.74             8,938        0.70
                            -------        ----           -------        ----           -------        ----
      Total (1)             $19,809        1.45%          $22,218        1.65%          $24,524        1.93%
                            =======        ====           =======        ====           =======        ====

----------

(1) Does not include delinquent commercial loans which are fully guaranteed as to principal and interest by the SBA, which amounted to $1.1 million at December 31, 1997. There were no delinquent SBA loans at December 31, 1999 and 1998.

     NONPERFORMING ASSETS. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.



                                                                                    December 31,
                                                       ---------------------------------------------------------------------
                                                         1999             1998         1997            1996           1995
                                                       -------          -------       ------          -------        -------
                                                                                  (dollars in thousands)
Mortgage loans - Residential                           $ 4,044          $ 5,119        $ 5,269        $ 5,240        $ 5,605
Consumer loans                                           2,355            1,598          1,324          1,335            221
Commercial loans (1)                                     1,380            3,295          2,345          1,483            367
                                                       -------          -------        -------        -------        -------
  Total nonperforming loans                              7,779           10,012          8,938          8,058          6,193
Real estate owned and other acquired assets, net           923            1,049            626          1,090            752
Investment securities                                    1,700(2)             -              -              -            420(3)
                                                       -------          -------        -------        -------        -------
  Total nonperforming assets (1)                       $10,402          $11,061        $ 9,564        $ 9,148        $ 7,365
                                                       =======          =======        =======        =======        =======
Nonperforming loans to total loans held for
  investment (1)                                       0.57%            0.74%          0.70%          0.72%          0.77%
                                                       =======          =======        =======        =======        =======
Total nonperforming assets to total assets (1)         0.54%            0.49%          0.42%          0.43%          0.51%
                                                       =======          =======        =======        =======        =======


(1) Does not include nonperforming commercial loans which are fully guaranteed as to principal and interest by the SBA, which amounted to $1.1 million at both December 31, 1997 and 1996. There were no nonperforming SBA loans at December 31, 1999, 1998, and 1995.

(2)  Represents an equity investment in a mortgage servicing partnership.

(3) Consisted of a deposit with a financial institution which was in bankruptcy liquidation. The deposit was recovered by the Company in 1996.

     At December 31, 1999, the Company's $4.0 million of nonperforming single-family residential loans consisted of 73 loans having an average balance of $55,400.

     Forgone interest income on nonaccruing loans totaled $0.6 million and $0.9 million at December 31, 1999 and 1998, respectively. The actual amount of interest recorded as income on such loans amounted to $0.3 million for each of the years ended December 31, 1999, 1998, and 1997.

     At December 31, 1999, the Company's real estate owned and other assets acquired totaled $0.9 million, primarily consisting of 15 single-family residential properties acquired through foreclosure or by deed-in-lieu of foreclosure and 11 recreational vehicle loans. At December 31, 1998, real estate owned totaled $1.0 million, consisting of 20 single-family residential properties acquired through foreclosure or by deed-in-lieu of foreclosure. At year-end 1997, real estate owned totaled $0.6 million, consisting of 13 single-family residential properties acquired through foreclosure or by deed-in-lieu of foreclosure.

     During 1999, the Company sold 28 single-family residential properties which were held as real estate owned for a nominal net gain and acquired an additional 23 single-family residential properties through foreclosure or deed-in-lieu thereof. During 1998, the Company sold 20 single-family residential properties which were held as real estate owned for a nominal net gain and acquired an additional 27 single-family residential properties through foreclosure or deed-in-lieu thereof. During 1997, the Company sold 27 single-family residential properties which were held as real estate owned for a net loss of $0.1 million, and acquired an additional 17 single-family residential properties through foreclosure or deed-in-lieu thereof.

     CLASSIFIED ASSETS. Federal regulations require that each insured savings association classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful," and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable on the basis of currently existing facts, conditions and values, and there is a high possibility of loss. Loss assets are considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Classified assets of the Company were essentially comprised of its nonperforming assets, as discussed above.

     A fourth category, designated "special mention", reflects those assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss, but which represent potential future problem assets. At December 31, 1999, the Company had $8.0 million of assets classified as special mention.

ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated loan losses based upon probable inherent losses which have occurred as of the date of the financial statements. In determining the allowance for loan losses, Commonwealth assesses prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectibility of the loan portfolio. In management's opinion, the allowance for loan losses is sufficient to absorb estimated losses in the loan portfolio.

     The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.



                                                                       Year Ended December 31,
                                          -----------------------------------------------------------------------------

                                            1999             1998             1997             1996             1995
                                            ----             ----             ----             ----             ----
                                                                      (dollars in thousands)

Allowance at beginning of year            $  9,589         $  9,024         $  9,971         $  7,485         $  7,307
                                          --------         --------         --------         --------         --------

Provision                                    4,000            3,500            1,600              601              578

Charge-offs:
  Mortgage                                   (344)            (566)            (453)            (189)            (362)
  Consumer                                 (2,138)          (1,857)          (1,383)            (478)            (125)
  Commercial                               (1,190)            (706)            (963)                -                -
                                          --------         --------         --------         --------         --------
    Total charge-offs                      (3,672)          (3,129)          (2,799)            (667)            (487)
Recoveries:
  Mortgage                                      27               32              147              133               68
  Consumer                                     237               78               74               29               19
  Commercial                                   297               84               31               18                -
                                          --------         --------         --------         --------         --------
    Total recoveries                           561              194              252              180               87
Allowance Acquired in
  Berks Acquisition                              -                -                -            2,372                -
                                          --------         --------         --------         --------         --------
Allowance at end of year                  $ 10,478         $  9,589         $  9,024         $  9,971         $  7,485
                                          ========         ========         ========         ========         ========

Allowance for loan losses to total
   nonperforming loans at end of
   year                                     134.69%           95.78%          100.96%          123.74%          120.86%
                                          ========         ========         ========         ========         ========
Allowance for loan losses to total
   loans held for investment at end
   of year                                    0.76%            0.71%            0.71%            0.89%            0.93%
                                          ========         ========         ========         ========         ========

     The following table presents the Company's allowance for loan losses allocated by categories of loans held for investment at the dates indicated.



                                                                                        December 31,
                            -------------------------------------------------------------------------------------------------------
                                      1999                       1998                      1997                      1996
                            ------------------------   -----------------------   ------------------------   -----------------------

                                         Percent of                Percent of                 Percent of               Percent of
                                          Loans by                  Loans by                   Loans by                 Loans by
                             Amount     Category (1)   Amount     Category (1)   Amount      Category (1)   Amount     Category (1)
                             ------     ------------   ------     ------------   ------      ------------   ------     ------------
                                                                          (dollars in thousands)
Breakdown of
allowance:
  Mortgage loans            $ 2,442          0.28%    $ 2,207          0.23%    $ 2,536          0.26%    $ 5,339          0.63%
  Consumer loans              4,966          1.54       3,412          1.42       2,916          1.50       2,505          1.48
  Commercial loans            3,070          1.61       3,970          2.86       3,572          3.72       2,127          3.00
                              -----                     -----                     -----                     -----
  Total allowance for loan
    losses                  $10,478          0.76%    $ 9,589          0.71%    $ 9,024          0.71%    $ 9,971          0.89%
                            =======                   =======                   =======                   =======

                                    December 31,
                               -------------------------
                                        1995
                               -------------------------

                                            Percent of
                                             Loans by
                                 Amount     Category (1)
                                 ------     ------------

Breakdown of
allowance:
  Mortgage loans               $ 5,228          0.80%
  Consumer loans                 1,992          1.79
  Commercial loans                 265          2.18
                                   ---
  Total allowance for loan
    losses                     $ 7,485          0.93%
                               =======

----------

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

     At December 31, 1999, the Company's $291 million of mortgage-backed securities were comprised of $94 million and $197 million of held-to-maturity and available-for-sale mortgage-backed securities, respectively. At December 31, 1999, $199 million, or 68%, of the Company's mortgage-backed securities were insured or guaranteed by the GNMA, the FHLMC, or the FNMA. As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the GNMA, FHLMC, or the FNMA. At December 31, 1999, $92 million, or 32%, of the Company's mortgage-backed securities were private mortgage-backed securities. At December 31, 1999, $241 million, or 83%, of the Company's mortgage-backed securities portfolio had fixed rates of interest, and $50 million, or 17%, had adjustable rates of interest.

     Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees related to the securities, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company.

     At December 31, 1999 and 1998, mortgage-backed securities with an amortized cost of $116 million and $164 million, respectively, and a market value of $114 million and $165 million, respectively, collateralized certain securities sold under agreements to repurchase (see Note 8). Mortgage-backed securities with an amortized cost at December 31, 1999 and 1998, of $44 million and $33 million, respectively, (market value of $42 million and $34 million, respectively), were pledged as collateral for depositors. There were no mortgage-backed securities pledged as collateral for interest rate swap agreements at December 31, 1999. Mortgage-backed securities with both an amortized cost and market value of $0.2 million were pledged as collateral for interest rate swap agreements at December 31, 1998.

     The following table sets forth the activity in the Company's mortgage-backed securities portfolio during the periods indicated.





                                                                        Year Ended December 31,
                                                       ---------------------------------------------------------

                                                          1999                   1998                    1997
                                                       ----------             ---------                ---------
                                                                           (in thousands)


Mortgage-backed securities at beginning of year          $524,141              $735,291                 $752,707
Purchases                                                       -               156,958                  189,818
Sales or call                                             (5,170)              (30,000)                 (41,770)
Repayments and prepayments                              (219,534)             (337,291)                (166,838)
Unrealized (loss) gain on available-for-sale
  mortgage-backed securities                              (8,483)                 (817)                    1,374
                                                         --------              --------                 --------
Mortgage-backed securities at end of year (1)            $290,954              $524,141                 $735,291
                                                          =======               =======                  =======

----------

(1) At December 31, 1999, the amortized cost and market value of the Company's total mortgage-backed securities (including held-to-maturity and available-for-sale mortgage-backed securities) amounted to $296 million and $290 million, respectively.

     At December 31, 1999, the contractual maturity of substantially all of the Company's mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments also affect the yield to maturity. The yield on a security is based upon the interest income and the amortization of any premium or accretion of any discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized or accreted over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of a mortgage-backed security, and these assumptions are reviewed periodically to reflect actual and anticipated prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages, and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates, generally, is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     INVESTMENT SECURITIES. The Company has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and state and municipal governments, certificates of deposit at federally-insured banks and savings and loan associations, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities, mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly, and certain equity investments.

     The following table sets forth information regarding the amortized cost and market value of the Company's investment securities at the dates indicated. There were no held to maturity investment securities at the dates indicated.






                                                                        December 31,
                                      ------------------------------------------------------------------------------
                                                1999                       1998                         1997
                                      ------------------------   -------------------------   -----------------------

                                      Amortized       Market      Amortized       Market     Amortized       Market
                                        Cost          Value         Cost          Value        Cost          Value
                                      ---------      -------     -----------     --------    ---------      --------
                                                                       (in thousands)
Available for sale (at market):
  U.S. Treasury and U.S.
    Government agency securities       $     -       $     -       $12,000       $11,999       $39,980       $40,041

  Corporate Bonds                       34,996        34,925        19,997        20,140             -             -
  Mortgage Related Mutual
     Fund                               20,751        20,479             -             -         2,373         2,404

  Equity Investment - Mortgage
      Servicing Partnership              1,700         1,700         1,700         1,700         4,819         4,819

  Other Equity Investments              10,854        11,115           710           676         3,256         4,062
                                       -------       -------       -------       -------       -------       -------
       Total                           $68,301       $68,219       $34,407       $34,515       $50,428       $51,326
                                       =======       =======       =======       =======       =======       =======

     The following table sets forth certain information regarding the maturities of the Company's investment securities (all of which were classified as available for sale) at December 31, 1999.

                                                                          CONTRACTUALLY MATURING
                              -------------------------------------------------------------------------------------------

                                                       Weighted                                               Weighted
                                Under 1                Average                     1- 5                        Average
                                 Year                   Yield                     Years                         Yield
                                 ----                   -----                     -----                         -----

                                                           (dollars in thousands)

U.S. Treasury and U.S.
  Government agency
  securities                      $     -                      - %                    $     -                        - %
Corporate Bonds                    34,925                   5.29                            -                        -
Mortgage Related Mutual
  Fund                             20,479                   5.30                            -                        -
Equity Investment -
  Mortgage Servicing
  Partnership                           -                      -                        1,700                      N/A
Other Equity Investments                -                      -                       11,115                      N/A
                                  -------                 -------                     -------
    Total                         $55,404                   5.29%                     $12,815                      N/A
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

     The Company attracts deposits through a network of convenient branch office locations by offering a wide variety of accounts and services, competitive interest rates, and extended customer hours. At December 31, 1999, the branch offices of the Company consisted of 40 traditional full-service offices and 20 full-service offices located in supermarkets. The Company opened its first supermarket branch in 1994 and opened an additional nine, four, three, and three in 1995, 1996, 1997, and 1998, respectively. Currently, the Company intends to open an additional supermarket branch and one traditional branch in its market area during 2000.

     In addition to the Company's extensive branch network, the Company currently maintains 60 automated teller machine ("ATM") locations. The Company also maintains a 24 hour telephone banking service known as COM-LINE.

     The Company's focus on customer service and convenience has facilitated its acquisition of lower-cost demand deposits and savings accounts, which generally have rates which are substantially less than certificates of deposit. At December 31, 1999, total demand deposits and savings deposits amounted to 48% and 15% of the Company's total deposits, respectively. During 1999, the weighted average rate paid on the Company's demand deposits and savings deposits amounted to 2.34% and 2.22%, respectively, as compared to a weighted average rate paid of 5.06% on the Company's certificates of deposit during this same period.

     The following table sets forth certain information relating to the Company's deposits at the dates indicated.

                                                                        December 31,
                               -------------------------------------------------------------------------------------------

                                         1999                               1998                            1997
                               ----------------------------        -------------------------      ------------------------

                                                   Percent                          Percent                       Percent
                                                   of Total                         of Total                      of Total
                               Amount              Deposits        Amount           Deposits      Amount          Deposits
                               ------              --------        ------           --------      ------          --------
                                                                    (dollars in thousands)


NOW Accounts                  $  188,003              12.50%    $  216,668           13.50%    $  172,442           11.11%
Money market deposits            388,605              25.85        390,822           24.34        324,959           20.93
Noninterest-bearing
  deposits                       146,477(1)            9.74        103,327            6.44         81,653            5.26
                              ----------             ------     ----------          ------     ----------          ------
  Total demand deposits          723,085              48.09        710,817           44.28        579,054           37.30
                              ----------             ------     ----------          ------     ----------          ------
Savings deposits                 221,074              14.70        227,423           14.17        229,290           14.77
Certificate of deposit
   accounts:
   6 months or less              279,109              18.56        317,232           19.76        259,519           16.71
   7-12 months                   157,895              10.50        151,258            9.42        220,341           14.19
  13-36 months                    88,110               5.86        148,958            9.28        216,011           13.91
   More than 36 months            34,473               2.29         49,611            3.09         48,609            3.12
                              ----------             ------     ----------          ------     ----------          ------
  Total certificates             559,587              37.21        667,059           41.55        744,480           47.93
                              ----------             ------     ----------          ------     ----------          ------
  Total deposits              $1,503,746             100.00%    $1,605,299          100.00%    $1,552,824          100.00%
                              ==========             ======     ==========          ======     ==========          ======



==============================================================================
(1)  Includes $72 million of business checking accounts.

     The following table sets forth the activity in the Company's deposits during the periods indicated.





                                                 Year Ended December 31,
                                   ---------------------------------------------------

                                    1999                  1998               1997
                                   ------                ------             -----
                                                (dollars in thousands)


Beginning balance                $1,605,299            $1,552,824          $1,491,450
Net (decrease) increase
  before interest                  (153,462)               (2,595)              9,540
Interest credited                    51,909                55,070              51,834
                                 ----------            ----------          ----------
Net (decrease) increase
  in deposits                      (101,553)               52,475              61,374
                                 ----------            ----------          ----------
Ending balance                   $1,503,746            $1,605,299          $1,552,824
                                 ==========            ==========          ==========




     The following table sets forth by various interest rate categories the Company's certificates of deposit at the dates indicated.




                                  December 31,
                      ---------------------------------------------
                       1999              1998                 1997
                      ------            ------               ------
                                   (dollars in thousands)

0.00% to 2.99%       $    979          $  1,295            $  1,166
3.00% to 3.99%          1,541             1,776               6,051
4.00% to 4.99%        321,421           224,329             125,241
5.00% to 6.99%        234,091           436,614             608,379
7.00% to 8.99%          1,473             2,965               3,569
9.00% and over             82                80                  74
                     --------          --------            --------
Total                $559,587          $667,059            $744,480
                     ========          ========            ========

     The following table sets forth the amount and remaining maturities of the Company's certificates of deposit at December 31, 1999.



                                        Over Six                               Over Two
                                         Months             Over One            Years
                      Six Months        Through One       Year Through         Through            Over Three
                       or less            Year             Two Years          Three Years           Years
                      ----------       ------------        ---------          -----------           -----
                                               (dollars in thousands)


0.00% to 1.99%       $    808          $      -            $      -            $      -            $      -
2.00% to 2.99%            171                 -                   -                   -                   -
3.00% to 3.99%          1,541                 -                   -                   -                   -
4.00% to 4.99%        182,217            77,990              44,983               7,607               8,624
5.00% to 6.99%         93,913            79,503              12,066              22,864              25,745
7.00% to 8.99%            459               402                 427                  81                 104
9.00% and over              -                 -                  82                   -                   -
                     --------          --------            --------            --------            --------
Total                $279,109          $157,895            $ 57,558            $ 30,552            $ 34,473
                     ========          ========            ========            ========            ========


     At December 31, 1999, the Company had $84 million of certificates of deposit in amounts equal to or greater than $100,000, of which $58 million was scheduled to mature within six months, $16 million was scheduled to mature in over six months through 12 months, and $10 million was scheduled to mature in a time period greater than 12 months.

     BORROWINGS. The Company may obtain secured advances from the FHLB of Pittsburgh by pledging certain assets, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At December 31, 1999, the Company had $127 million of advances from the FHLB of Pittsburgh.

     From time to time the Company enters into agreements to sell securities under terms which require it to repurchase the same securities by a specified date. Repurchase agreements are considered borrowings which are secured by the sold securities. At December 31, 1999, the Company had $100 million of repurchase agreements outstanding.

     At December 31, 1999, the Company had $9 million of commercial repurchase agreements outstanding. This product was introduced by Commonwealth during the first quarter of 1999.

            The following table sets forth the amount and weighted average rate of the Company's borrowings at the dates indicated.




                                                              December 31,
                             ------------------------------------------------------------------------------
                                      1999                         1998                       1997
                             ------------------------   -----------------------    ------------------------

                                                         (dollars in thousands)

FHLB advances                $127,000          5.49%    $240,500          5.32%    $213,000          5.83%
Repurchase
 Agreements                   100,000          5.81      166,000          6.21      246,099          5.73
Other borrowings                9,076          4.32            -            -          -               -
                             --------          ----     --------          ----     --------          ----
  Total Borrowings (1)       $236.076          5.58%    $406.500          5.68%    $459.099          5.78%
                             ========                   ========                   ========

(1) Does not include interest expense associated with interest rate swaps and interest rate caps.



     The following table sets forth certain information relating to the Company's borrowings at the dates and for the periods indicated.




                                               At or For the Year Ended December 31,
                                 ---------------------------------------------------------------

                                       1999                   1998                      1997
                                    ---------              -----------               ------------

                                                  (dollars in thousands)
FHLB advances:
  Maximum balance                  $225,500                  $368,000                    $238,000
  Average balance                  $159,929                  $285,615                    $211,107
  Weighted average rate:
    at end of period                  5.49%                     5.32%                       5.83%
    During the period                 5.31%                     5.65%                       5.67%

Repurchase agreements:
  Maximum balance                  $154,000                  $240,521                    $264,677
  Average balance                  $132,657                  $205,018                    $242,794
  Weighted average rate:
    at end of period                  5.81%                     6.21%                       5.73%
    During the period                 5.92%                     6.04%                       5.90%


Other borrowings:
  Maximum balance                  $ 14,363                  $  -                        $  -
  Average balance                  $  6,869                  $  -                        $  -
  Weighted average rate:
    at end of period                  4.32%                     -   %                       -   %

    During the period                 4.30%                     -   %                       -   %

EMPLOYEES

     The Company had 658 full-time employees and 203 part-time employees at December 31, 1999. None of these employees are represented by a collective bargaining agent.

SUBSIDIARIES

     A brief description of the activities of the Company's active subsidiaries is set forth below.

     COMMONWEALTH BANK. The Bank is a federally chartered stock savings bank which conducts business from its executive offices in Norristown, Pennsylvania and, as of December 31, 1999, 60 full-service offices, including 20 supermarket branch offices, located in southeast Pennsylvania. ComNet Mortgage Services ("ComNet"), a division of the Bank, also located in Norristown, conducts business through ten loan origination offices as of December 31, 1999. In addition to ComNet's offices located in Pennsylvania, Maryland, New Jersey, and Virginia, ComNet also operates under the trade name of Homestead Mortgage in Maryland and conducts business through its wholesale network, which includes correspondents in 18 states.

     COMMONWEALTH INVESTMENT CORPORATION OF DELAWARE, INC. Commonwealth Investment Corporation of Delaware, Inc. is a wholly-owned subsidiary of the Company which was incorporated under the laws of Delaware in 1996. At December 31, 1999, Commonwealth Investment Corporation of Delaware, Inc. held cash, and investment securities totaling $4 million.

     CFSL INVESTMENT CORPORATION. At December 31, 1999, $55 million, or 19%, of the Company's mortgage-backed securities were held by CFSL Investment Corporation, a wholly-owned subsidiary of the Bank which was incorporated under the laws of Delaware in 1987.

     FIRSTCOR, LTD. The activities of Firstcor, Ltd. ("Firstcor") consist primarily of investing in limited partnerships which have been formed for the purpose of investing in real estate for low income families, elderly housing projects, and/or the preservation or restoration of historically or architecturally significant buildings or structures. At December 31, 1999, Firstcor had nine investments in such partnerships with an aggregate carrying value of $4.1 million. The investments held by these partnerships are all located in southeast Pennsylvania. In addition, Firstcor, through an independent brokerage, makes available investments in annuities and mutual funds to customers of the Company.

     QME, INC. The activities of QME, Inc. ("QME") consisted of the ownership and development of a 102 lot subdivision located in Bucks County, Pennsylvania, which was acquired by the Bank in connection with the acquisition of another savings association. As of December 31, 1997, all of the units had been sold and closed. During 1999, QME sold its remaining interest in the development. As of December 31, 1999, QME had no assets or liabilities.

COMPETITION

     The Company faces strong competition in attracting deposits and making loans. Its most direct competition for deposits has historically come from other savings associations, credit unions and commercial banks located in eastern Pennsylvania, including many large financial institutions which have greater financial and marketing resources available to them. In addition, the Company faces additional significant competition for investors' funds from short-term money market securities, mutual funds, and other corporate and government securities. The ability of the Company to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity, and risk comparable to that offered by competing investment opportunities.

     The Company experiences strong competition for loans principally from other savings associations, commercial banks, and mortgage banking companies. The Company competes for loans principally through the interest rates and loan fees it charges, and through the efficiency and quality of services it provides borrowers.

TAXATION

     FEDERAL. The Company is subject to federal income taxation in the same general manner as other corporations. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company. The Company's federal income tax returns have been audited or closed without audit by the Internal Revenue Service through 1995.

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

     Legislation adopted in August 1996 (i) repealed the provision of the Code which authorizes use of the percentage method by qualifying savings institutions to determine deductions for bad debts, effective for taxable years beginning after 1995, and (ii) required that a savings institution recapture for tax purposes (i.e. take into income) over a six-year period its applicable excess reserves, which for a thrift institution such as the Bank generally is the excess of the balance of its bad debt reserves as of the close of its last taxable year beginning before January 1,1996 over the balance of such reserves as of the close of its last taxable year beginning before January 1,

1988. These provisions did not have a material adverse effect on the Company's financial condition or operations.

     NET OPERATING LOSS CARRYOVERS. For losses incurred in taxable years beginning 1976 through August 6, 1997, a financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. For taxable years beginning after August 6, 1997, the carryback period is two years and the carryforward period is twenty years. At December 31, 1999, the Company had no net operating loss carryforwards for federal income tax purposes.

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

     STATE. The Company is subject to the Pennsylvania corporate net income tax, which imposes a tax at the rate of 9.99% based on federal taxable income. The Company is also subject to the Pennsylvania capital stock tax based on the deemed value of its capital at the rate of 1.099%.

     The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, which imposes a tax at the rate of 11.5% of the Bank's net earnings, determined in accordance with GAAP. For fiscal years beginning in 1983, and thereafter, NOLs may be carried forward and allowed as a deduction for three succeeding years. This Act exempts the Bank from all other corporate taxes imposed by Pennsylvania for state tax purposes, and from all local taxes imposed by political subdivisions thereof, except taxes on real estate and real estate transfers. At December 31, 1999, the Company had a net loss carryforward for state tax purposes totaling $2.9 million, which expires in 2001.

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

     ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

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

     In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors, and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1999, the Bank was in compliance with the above restrictions.

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

     Beginning January 1, 1997, Financing Corporation ("FICO") assessments of
6.5 and 1.3 basis points were added to the regular assessment for the SAIF-assessable and the BIF-assessable base, respectively. As of December 31, 1999, the FICO assessments were 5.8 and 1.2 basis points for the SAIF-assessable and the BIF-assessable base, respectively. The FICO rate is not tied to the FDIC risk classification, referred to above, and was the result of the Deposit Insurance Act of 1996. It is anticipated that assessments for BIF and SAIF members will be the same after 1999.

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

     Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits, and is reduced by intangible assets, with a limited exception for purchased mortgage servicing rights and originated mortgage servicing rights. Tangible capital is given the same definition as core capital but does not include qualifying intangible assets. The Bank had $33 million of goodwill and other intangible assets at December 31, 1999. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).

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

     At December 31, 1999, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 6.4%, 6.4% and 11.3%, respectively. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Capital Requirements" in Item 7 hereto.

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

     At December 31, 1999, the Bank was deemed a "well capitalized" institution for purposes of the above regulations and as such was not subject to the above mentioned restrictions.

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

     LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At December 31, 1999, the Company's liquid asset ratio was 6.34%.

     CAPITAL DISTRIBUTIONS. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulations create a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

     Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements may make capital distributions equal to or less than the sum of retained net income for the current and preceding two calendar years. To the extent that requested capital distributions exceed the sum of retained net income for the current and preceding two calendar years, specific OTS approval of the requested capital distribution is required.

     The Bank's retained net income after dividends for the calendar years 1998 and 1999 totaled ($40.8) million. As a result, it is anticipated that any proposed capital distributions from the Bank during 2000 would require specific OTS approval prior to the proposed distributions.

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

     QUALIFIED THRIFT LENDER TEST ("QTL"). All savings institutions are required to meet the QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings institution that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     A savings institution is a QTL if (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution's assets constitute housing-related and other qualifying assets) or (ii) at least 65% of the institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At December 31, 1999, the qualified thrift investments of the Bank were approximately 100% of its portfolio assets.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1999, the Bank had $18 million in FHLB stock, which was in compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 1999, dividends paid by the FHLB of Pittsburgh to the Bank amounted to $1.2 million, compared to $1.1 million for the year ended December 31, 1998.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts). As of December 31, 1999, no reserves were required to be maintained on the first $5.0 million of transaction accounts, reserves of 3% were required to be maintained against the next $44.3 million of net transaction accounts (with such dollar amounts subject to adjustment by the Federal Reserve Board), and a reserve of 10% (which is subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

ITEM 2. PROPERTIES


OFFICE AND PROPERTIES


     At December 31, 1999, the Bank conducted business from its corporate offices in Norristown, Pennsylvania and 60 full-service offices, including 20 supermarket branches, located in southeast Pennsylvania.



     The following table sets forth certain information relating to the Bank's offices at December 31, 1999.



                                                                                    Net Book Value of
                                                                                       Property and
(in  thousands)                                                                         Leasehold
                                                                 Lease               Improvements at
                                            Owned or           Expiration              December 31,                 Deposits at
                Location                    Leased                Date                   1999(1)                 December 31, 1999
-------------------------------------  ----------------   ------------------   ------------------------------   -------------------

CORPORATE HEADQUARTERS:
-----------------------


NORRISTOWN:                                 Leased               02/12                                $1,647        $14,473
2 West Lafayette Street
Norristown, PA 19401


TRADITIONAL FULL-SERVICE OFFICES:
---------------------------------


NORRISTOWN:                                 Leased               02/12                                   134         31,234
2 West Lafayette Street
Norristown, PA 19401


TRAPPE:                                     Leased               10/10                                   169         32,358
Trappe Shopping Center
130 West Main Street, Suite 158
Trappe, PA 19426


KING OF PRUSSIA:                            Leased               09/03                                   118         39,341
DeKalb Plaza Shopping Center
338 West DeKalb Pike
King of Prussia, PA 19406


PARK RIDGE:                                 Leased               01/03                                    --         73,960
Park Ridge Shopping Center
2701 West Main Street
Norristown, PA 19403


EAST NORRITON:                              Leased               05/19                                   851         71,494
East Norriton Crossing
5 West Germantown Pike
Norristown, PA 19401

AUDUBON:                                    Leased               08/03                                    20         39,903
Audubon Village Shopping Center
2806 Audubon Village Drive
Norristown, PA 19403

                                                                                    Net Book Value of
                                                                                       Property and
(in  thousands)                                                                         Leasehold
                                                                 Lease               Improvements at
                                           Owned or           Expiration               December 31,                 Deposits at
                Location                    Leased               Date                    1999(1)                 December 31, 1999
-------------------------------------  ----------------   ------------------   ------------------------------   -------------------

NEWTOWN SQUARE:                             Owned                 --                                    $305        $40,140
3531 West Chester Pike
Newtown Square, PA 19073

FRANKFORD AVENUE:                           Owned                 --                                     328         52,931
7149 Frankford Avenue
Philadelphia, PA 19135

CASTOR AVENUE:                              Owned                 --                                     160         45,996
6537 Castor Avenue
Philadelphia, PA 19149

PENNDEL:                                    Owned                 --                                     119         25,358
U.S. # 1 & Durham Road
Penndel, PA 19047

WELSH ROAD:                                 Owned                 --                                     134         47,608
2501 Welsh Road
Philadelphia, PA 19114

GLENSIDE:                                   Owned                 --                                     299         71,495
139 South Easton Road
Glenside, PA 19038

WESTTOWN:                                   Leased               08/04                                    --         32,098
Marketplace Shopping Center
1502 West Chester Pike
West Chester, PA 19382

KENNETT SQUARE:                             Leased               12/03                                   131         25,541
New Garden Center
345 Scarlett Road
Kennett Square, PA 19348

WEST GROVE:                                 Owned                 --                                     123         17,888
106 West Evergreen Street
West Grove, PA 19390

WAYNE:                                      Leased               08/01                                    --         23,049
Chesterbrook Village Center
500 Chesterbrook Boulevard, Suite B-5
Wayne, PA 19087

PAUL'S RUN:                                 Leased               12/00                                    --          2,598
9896 Bustleton Ave.
Philadelphia, PA 19115

LANSDALE:                                   Leased               06/04                                    10         48,787
521 West Main Street
Lansdale, PA 19446

                                                                                     Net Book Value of
                                                                                        Property and
(in  thousands)                                                                          Leasehold
                                                                 Lease                Improvements at
                                           Owned or           Expiration                December 31,                Deposits at
                Location                    Leased               Date                     1999(1)                December 31, 1999
-------------------------------------  ----------------   ------------------   ------------------------------   -------------------
HILLCREST:                                  Leased               07/02                                  $ --        $28,289
Hillcrest Shopping Center
638 East Main Street
Lansdale, PA 19446

SUMNEY FORGE:                               Leased               07/04                                    --         33,415
Sumney Forge Square
1601 Valley Forge Road
Lansdale, PA 19446

SOUDERTON:                                  Owned                 --                                     192         16,706
705 Route 113
Souderton, PA 18964

CONSHOHOCKEN:                               Leased               10/09                                   223         78,060
Plymouth Square Shopping Center
200 West Ridge Pike, Suite 108
Conshohocken, PA 19428

PHOENIXVILLE:                               Leased               07/11                                   394         18,718
Maple Lawn Village Center
510 Kimberton Road
Phoenixville, PA 19460

ROYERSFORD:                                 Leased               01/16                                   291          6,046
Limerick Square
70 Buckwalter Road, Suite 650
Royersford, PA 19468

PROTESTANT HOME:                            Leased               03/04                                     2          6,053
6500 Tabor Road
Philadelphia, PA 19135

TACONY:                                     Leased               02/02                                    --         52,776
6958 Torresdale Avenue
Philadelphia, PA 19135

HOLMESBURG:                                 Leased               07/00                                     6         35,163
8729 Frankford Avenue
Philadelphia, PA 19136

ACADEMY:                                    Leased               02/02                                     4         29,904
3292 Red Lion Road
Philadelphia, PA 19114

MAYFAIR:                                    Owned                 --                                     318         22,633
7425 Frankford Avenue
Philadelphia, PA 19136

5TH & PENN STREETS:                         Owned                 --                                   1,069         38,209
445 Penn Street
Reading, PA 19601

                                                                                     Net Book Value of
                                                                                        Property and
(in  thousands)                                                                          Leasehold
                                                                 Lease                Improvements at
                                           Owned or           Expiration                December 31,                Deposits at
                Location                    Leased               Date                     1999(1)                December 31, 1999
-------------------------------------  ----------------   ------------------   ------------------------------   -------------------
9TH & SPRING STREETS:                       Owned                 --                                    $390        $27,821
956 North Ninth Street
Reading, PA 19604

LANCASTER AVENUE:                           Leased               12/04                                    --         39,500
830 Lancaster Avenue
Reading, PA 19607

MOHNTON:                                    Owned                 --                                     446         23,041
14 West Wyomissing Avenue
Mohnton, PA 19540

TEMPLE:                                     Owned                 --                                     311         42,991
4950 Kutztown Road
Temple, PA 19560

RIVERSIDE:                                  Owned                 --                                     319         30,226
2040 Centre Avenue
Reading, PA 19605

HEIDELBERG:                                 Leased               06/07                                    66         25,155
4641 Penn Avenue
Sinking Spring, PA 19608

KUTZTOWN:                                   Owned                 --                                     266         20,706
601 East Main Street
Kutztown, PA 19530

EXETER:                                     Leased               03/05                                    10         37,767
4215 Perkiomen Avenue
Reading, PA 19606

BIRDSBORO:                                  Leased               09/01                                    12         16,582
350 West Main Street
Birdsboro, PA 19508

WYOMISSING:                                 Leased               03/01                                     2          1,895
320 Abington Drive
Wyomissing, PA 19610

                                                                                     Net Book Value of
                                                                                        Property and
(in  thousands)                                                                          Leasehold
                                                                 Lease                Improvements at
                                           Owned or           Expiration                December 31,                Deposits at
                Location                    Leased               Date                     1999(1)                December 31, 1999
-------------------------------------  ----------------   ------------------   ------------------------------   -------------------

SUPERMARKET BRANCHES:

REDNER'S COLLEGEVILLE:                      Leased               01/10                                  $ --         $7,524
Redner's Warehouse Market
Marketplace at Collegeville
201 Second Avenue, Suite 100
Collegeville, PA 19426

GIANT-WHITEHALL:                            Leased               11/04                                    --          6,557
MacArthur Towne Centre
2540 MacArthur Road, Suite 200
Whitehall, PA 18052

GIANT-FAIRLESS HILLS:                       Leased               01/05                                    --         11,289
Fairless Hills Shopping Center
473 Oxford Road South
Fairless Hills, PA 19030

GIANT-SINKING SPRING:                       Leased               06/00                                    18          6,957
Spring Towne Center
2643 Shillington Road
Sinking Spring, PA 19608

GIANT-ALDEN:                                Leased               12/01                                    69          6,708
Providence Village
543 North Oak Avenue
Alden, PA 19018

GIANT-BLUE BELL:                            Leased               07/05                                    17         12,219
The Shoppes at Blue Bell
1760 DeKalb Pike
Blue Bell, PA 19422

GIANT-TREXLERTOWN:                          Leased               03/01                                    --          6,566
Trexler Mall
6900 Hamilton Boulevard, PO Box 977
Trexlertown, PA 18087

GIANT-HORSHAM:                              Leased               06/02                                    66          3,890
Horsham Point Shopping Center
314 Horsham Road, Unit A
Horsham, PA 19044

GIANT-SOUTHAMPTON:                          Leased               02/02                                    70          6,132
Southampton Shopping Center
466 A Second Street Pike
Southampton, PA 18966

GIANT-TROOPER:                              Leased               03/01                                    45          7,533
Audubon Square Shopping Center
2668 Egypt Road
Norristown, PA 19403

                                                                                     Net Book Value of
                                                                                        Property and
(in  thousands)                                                                          Leasehold
                                                                 Lease                Improvements at
                                           Owned or           Expiration                December 31,                Deposits at
                Location                    Leased               Date                     1999(1)                December 31, 1999
-------------------------------------  ----------------   ------------------   ------------------------------   -------------------
REDNER'S-DOYLESTOWN:                        Leased               09/10                                   $24         $6,089
Doylestown Pointe
1661 Easton Road, Suite 2
Warrington, PA 18976

GUINTA'S THRIFTWAY:                         Leased               02/10                                     7          9,295
Bradford Plaza
700 Downingtown Pike, Suite 130
West Chester, PA 19380

CLEMENS-EXTON:                              Leased               06/10                                    12          5,976
Lionville Shopping Center
170 Eagleview Boulevard
Exton, PA 19341

WEIS-POTTSTOWN:                             Leased               07/10                                    21          5,375
The Pottstown Center
223 Shoemaker Road
Pottstown, PA 19464

THRIFTWAY-PORT RICHMOND:                    Leased               09/10                                    29         10,703
Port Richmond Village
2497 Aramingo Avenue, Suite 2
Philadelphia, PA 19125

SHOPRITE-FAR NORTHEAST:                     Leased               09/11                                    71         11,328
Boulevard Plaza
11000 Roosevelt Boulevard
Philadelphia, PA 19116

SUPERFRESH-COTTMAN :                        Leased               04/02                                    89          5,973
Cottman & Bustleton Center
2151 Cottman Avenue
Philadelphia, PA 19149

GIANT-WARMINSTER:                           Leased               06/03                                   171          2,252
Cedar Pointe Plaza
720-D West Street Road
Warminster, PA 18974

SPRING HOUSE CLEMENS:                       Leased               11/03                                   168          1,374
Spring House Center/Clemens Market
563 Village Center, Suite - A
Spring House, PA 19477

SHOPRITE-OXFORD:                            Leased               11/03                                   173          2,098
Lawndale Plaza
6301 Oxford Avenue
Philadelphia, PA 19111




-------------------------

(1) Does not include furniture, fixtures and equipment.

The following table sets forth certain information relating to ComNet's offices at December 31, 1999.





              Location                                 Year Opened             Owned or Leased           Lease Expiration Date
 -------------------------------------------   ------------------------  --------------------------   ----------------------------

 HORSHAM, PENNSYLVANIA:                                   1988                    Leased                  03/01
 Horsham Business Center
 300 Welsh Road, Building #4 Suite 150
 Horsham, PA 19044

 MOUNT LAUREL, NEW JERSEY:                                1988                    Leased                  03/01
 533 Fellowship Road, Suite 250
 Mount Laurel, NJ 08054

 SKILLMAN, NEW JERSEY                                     1999                    Leased                  08/00
 1330 Rt. 206
 Skillman, NJ 08558

 READING, PENNSYLVANIA:                                   1997                     Owned                    --
 Commonwealth Bank Center
 10 North Fifth Street
 Reading, PA 19601

 FAIRFAX, VIRGINIA:                                       1998                    Leased                  04/03
 10400 Easton Plaza, Suite 103
 Fairfax, VA 22030

 PIKESVILLE, MARYLAND:                                    1999                    Leased                  05/03
 25 Hooks Lane, Suite 200
 Baltimore, MD 21208

 NORRISTOWN, PENNSYLVANIA:                                1999                    Leased                  10/01
 2947 Swede Road
 Norristown, PA 19401

 BETHESDA, MARYLAND: (2)                                  1997                    Leased                  09/01
 4915 St. Elmo Avenue, Suite 205
 Bethesda, MD 21236

 MILLERSVILLE, MARYLAND: (2)                              1997                    Leased                  08/03
 1120 Benfield Boulevard, Suite A
 Millersville, MD 21108

 BALTIMORE, MARYLAND: (2)                                 1997                    Leased                  02/00
 7939 Honeygo Boulevard
 Building #3, Suite # 224
 Millersville, MD 21236







-----------------------------

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

     In recent years, the Claims Court, the United States Court of Appeals for the Federal Circuit, and the United States Supreme Court have handed down decisions relating to the liability portion of the breach of contract claims brought by other thrift institutions. On July 1, 1996, the United States Supreme Court ruled in the consolidated cases (United States v. Winstar Corporation) and determined that when Congress adopted the accounting changes to supervisory goodwill specified in FIRREA, the government had breached contractual agreements with these thrift institutions regarding the accounting rules. As of February 2000, the Claims Court had ruled in favor of thrift plaintiffs on liability for breach of contract in a number of additional Winstar-related cases. In 1999, the United States appealed the Claims Court liability ruling in the CalFed case to the U.S. Court of Appeals for the Federal Circuit. Also, in 1999, the Bank filed a motion of summary judgment on liability for breach of contract. However, the Courts may determine that the Bank's claims involve materially different facts and/or legal issues as to render the Winstar case inapplicable to the litigation and thereby result in a different conclusion from that of the Winstar case. Moreover, the damages portion of the claims presented by the Winstar-related plaintiff thrift institutions is currently being litigated and could take several years to resolve. During 1999, the Claims Court issued decisions relating to the amount of damages claimed by plaintiffs in three Winstar-related cases. In these three cases, the Courts accepted and rejected various damages claims by the respective thrift plaintiffs. The Claims Court damages awards were: Glendale case, $909 million; CalFed case, $23 million; LaSalle Talman case, $5 million. The damages decisions in these three cases have been appealed to the U.S. Court of Appeals for the Federal Circuit. There can be no assurance that the Bank will prevail in its action, and if it does prevail, that the Courts will find that the Bank is entitled to any substantial amount of damages.

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


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     Not Applicable

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required herein is incorporated by reference from page 59 of the Company's 1999 Annual Report to Stockholders ("1999 Annual Report").

ITEM 6. SELECTED FINANCIAL DATA.

     The information required herein is incorporated by reference from page 12 of the 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required herein is incorporated by reference from pages 13 to 28 of the 1999 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required herein is incorporated by reference from pages 22 to 25 of the 1999 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required herein is incorporated by reference from pages 32 to 58 of the 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required herein is incorporated by reference from the definitive proxy statement of the Company for the 2000 Annual Meeting of Stockholders to be filed with the Commission ("Definitive Proxy Statement").


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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT.

(1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

     Report of Independent Public Accountants
     Consolidated Balance Sheets as of December 31, 1999 and 1998
     Consolidated Statements of Income for the years ended December 31, 1999,
          1998 and 1997
     Consolidated Statements of Shareholders' Equity for the years ended
          December 31, 1999, 1998 and 1997
     Consolidated Statements of Cash Flows for the years ended December 31,
          1999, 1998 and 1997
     Notes to Consolidated Financial Statements

(2) All schedules for which provision is made in the applicable accounting regulation of the Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Index
-------------

                                                                        Location
                                                                        --------
   3.1     Articles of Incorporation of Commonwealth Bancorp, Inc.        (1)
   3.2     Bylaws of Commonwealth Bancorp, Inc.                           (1)
   4.1     Form of Stock Certificate of Commonwealth Bancorp, Inc.        (1)
  10.1     1993 Amended Stock Incentive Plan**                            (2)
  10.2     1993 Amended Directors' Stock Option Plan**                    (2)
  10.3     1993 Amended Management Recognition Plan for Officers**        (2)
  10.4     1993 Amended Management Recognition Plan for Directors**       (2)
  10.5     1996 Amended Stock Option Plan**                               (2)
  10.6     1996 Amended Recognition and Retention Plan**                  (2)
  10.7     Employee Stock Ownership Plan and Trust**                      (1)

   10.8     Employment Agreements between Commonwealth Bancorp
              and Commonwealth Bank and Charles H. Meacham**                              (4)
   10.9     Employment Agreements between Commonwealth Bancorp
              and Commonwealth Bank and Patrick J. Ward**                                 (4)
   10.10    Employment Agreements between Commonwealth Bancorp
              and Commonwealth Bank and Charles M. Johnston**                             (4)
   10.11    Employment Agreement between Commonwealth Bank and William J. Monnich**       (4)
   10.12    Employment Agreement between Commonwealth Bank and Peter A. Kehoe**           (4)
   10.13    Employment Agreement between Commonwealth Bank and David K. Griest**          (4)
   10.14    Employment Agreement between Commonwealth Bank and Brian C. Zwaan**           (4)
   10.15    Excess Benefit Plan of Commonwealth Bank**                                    (3)
   10.16    Supplemental Executive Retirement Plan of Commonwealth Bank**                 (3)
   10.17    Directors' Stock Retainer Plan**                                              (5)
   10.18    2000 Incentive Stock Option Plan**                                            (6)
   13.0     1999 Annual Report to Stockholders                                             *
   22.0     Subsidiaries of the Registrant - Reference is made to
              "Item 1. Business - Subsidiaries" for the required information               -
   23.0     Consent of Independent Public Accountants                                      *
   27.0     Financial Data Schedule                                                        *

----------

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

(4) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Commission on March 17, 1999.

(5) Incorporated herein by reference from the Company's Registration Statement on Form S-8 filed with the Commission on April 22, 1999.

(6) Incorporated by reference from the Company's Definitive Proxy Statement dated March 17, 2000, filed with the commission.

     (b) REPORTS ON FORM 8-K.

     On October 21, 1999, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the third quarter of 1999. On December 23, 1999, the Company filed a Current Report on Form 8-K to report under Item 5, its declared cash dividend. On January 20, 2000, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the fourth quarter of 1999. On February 1, 2000, the Company filed a Current Report on Form 8-K to report under Item 5, the acquisition of certain business interests of the Tyler Group. On March 8, 2000, the Company filed a Current Report on Form 8-K to report under
Item 5, the completion of its previously announced stock repurchase program.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  COMMONWEALTH BANCORP, INC.

                                  By:         /s/ Charles H. Meacham
                                              ----------------------
                                              Charles H. Meacham
                                              Chairman of the Board,
                                               Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Charles H. Meacham                             March 14, 2000
-----------------------------
Charles H. Meacham
Chairman of the Board,
 Chief Executive Officer
(principal executive officer)


/s/ Patrick J. Ward                                March 14, 2000
-----------------------------
Patrick J. Ward
President, Chief
 Operating Officer


/s/ Charles M. Johnston                            March 14, 2000
-----------------------
Charles M. Johnston
Senior Vice President, Chief
 Financial Officer
(principal financial and
  accounting officer)

/s/ George C. Beyer, Jr.                            March 14, 2000
------------------------
George C. Beyer, Jr.
Director


/s/ Joseph E. Colen, Jr.                            March 14, 2000
-------------------------
Joseph E. Colen, Jr.
Director


/s/ Joanne Harmelin                                 March 14, 2000
-------------------
Joanne Harmelin
Director


/s/ Michael T. Kennedy                              March 14, 2000
-----------------------
Michael T. Kennedy
Director


/s/ Martin E. Kenney, Jr.                           March 14, 2000
--------------------------
Martin E. Kenney, Jr.
Director


/s/ Harry P. Mirabile                               March 14, 2000
----------------------
Harry P. Mirabile
Director