Form 10-Q
period 2000-03-31
COMMONWEALTH BANCORP INC
filed 2000-05-12
CIK 1005126

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended...............................March 31, 2000

                                   OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from.............. to ...................
        Commission File No.........................................0-27942

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 4, 2000, there were 18,068,127 issued and 11,568,294 outstanding shares of the Registrant's Common Stock.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                                TABLE OF CONTENTS

      Item                                                                                                Page
       No.                                                                                                 No.
       ---                                                                                                ----
              PART I - CONSOLIDATED FINANCIAL INFORMATION

       1      Consolidated Financial Statements

              Consolidated Balance Sheets at March 31, 2000 and December 31, 1999                          3

              Consolidated Statements of Income for the Quarter Ended
                March 31, 2000 and 1999                                                                    4

              Consolidated Statements of Changes in Shareholders' Equity for the Quarter Ended
                March  31, 2000 and 1999                                                                   5

              Consolidated Statements of Cash Flows for the Quarter Ended
                March 31, 2000 and 1999                                                                    6

              Notes to Consolidated Financial Statements                                                   8

       2      Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                                 13

       3      Quantitative and Qualitative Disclosures about Market Risk                                   25

              PART II - OTHER INFORMATION

       1      Legal Proceedings                                                                            26

       2      Changes in Securities                                                                        26

       3      Default Upon Senior Securities                                                               26

       4      Submission of Matters to a Vote of Security Holders                                          26

       5      Other Information                                                                            27

       6      Exhibits and Reports on Form 8-K                                                             27

              Signatures                                                                                   28

                  Commonwealth Bancorp, Inc. and Subsidiaries
                          Consolidated Balance Sheets
              (in thousands, except share and per share amounts)

                                                                                            March 31,              December 31,
                                                                                              2000                     1999
                                                                                          --------------          --------------
Assets:                                                                                    (Unaudited)
Cash and due from banks                                                                          $60,537                $54,677
Interest-bearing deposits                                                                             -                   3,499
Short-term investments available for sale                                                             61                  3,575
Mortgage loans held for sale                                                                      16,475                 24,005
Investment securities
   Securities available for sale (cost of $68,798
     and $68,301, respectively), at market value                                                  68,393                 68,219
Mortgage-backed securities
   Securities held to maturity (market value of $88,671
     and $92,965, respectively), at cost                                                          89,219                 93,674
   Securities available for sale (cost of $184,174
     and $202,076, respectively), at market value                                                178,667                197,280
Loans receivable, net                                                                          1,387,562              1,361,430
Accrued interest receivable, net                                                                   9,752                  9,499
FHLB stock, at cost                                                                               18,400                 18,400
Premises and equipment, net                                                                       16,024                 15,535
Intangible assets                                                                                 34,156                 33,048
Other assets, including net deferred taxes of $7,821
   and $7,460, respectively                                                                       37,995                 39,555
                                                                                          --------------          --------------
           Total assets                                                                       $1,917,241             $1,922,396
                                                                                          ==============          ==============

Liabilities:
  Deposits                                                                                    $1,514,239             $1,503,746
  Notes payable and other borrowings:
     Secured notes due to Federal Home Loan Bank of Pittsburgh                                   112,142                127,000
     Securities sold under agreements to repurchase                                               90,000                100,000
     Other borrowings                                                                             14,850                  9,076
  Advances from borrowers for taxes and insurance                                                  9,695                  9,326
  Accrued interest payable, accrued expenses and other liabilities                                27,644                 20,883
                                                                                          --------------          --------------
           Total liabilities                                                                   1,768,570              1,770,031
                                                                                          --------------          --------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.10 par value; 5,000,000 shares
     authorized; none issued                                                                         -                      -
  Common stock, $0.10 par value; 30,000,000 shares authorized;
      18,068,127 shares issued and 11,568,294 outstanding at March 31, 2000
      18,068,127 shares issued and 11,934,695 outstanding at December 31, 1999                     1,807                  1,807
  Additional paid-in capital                                                                     137,146                136,966
  Retained earnings                                                                              137,845                135,780
  Unearned stock benefit plan compensation                                                        (8,027)                (8,504)
  Accumulated other comprehensive loss                                                            (3,842)                (3,171)
  Treasury stock, at cost; 6,499,833 and 6,133,432 shares, respectively                         (116,258)              (110,513)
                                                                                          --------------          --------------
           Total shareholders' equity                                                            148,671                152,365
                                                                                          --------------          --------------
           Total liabilities and shareholders' equity                                         $1,917,241             $1,922,396
                                                                                          ==============          ==============


The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                       Consolidated Statements of Income
              (in thousands, except share and per share amounts)


                                                                                                       For the Quarter
                                                                                                       Ended March 31,
                                                                                             ----------------------------------
                                                                                                 2000                   1999
                                                                                             -----------            -----------
                                                                                                         (Unaudited)
  Interest income:
    Interest on loans                                                                           $27,356                $26,259
    Interest and dividends on deposits and money
       market investments                                                                           475                  1,041
    Interest on investment securities                                                               965                  1,377
    Interest on mortgage-backed securities                                                        4,850                  7,930
                                                                                             -----------            -----------

                    Total interest income                                                        33,646                 36,607

  Interest expense:
    Interest on deposits                                                                         12,348                 13,784
    Interest on notes payable and other borrowings                                                3,248                  5,286
                                                                                             -----------            -----------
                    Total interest expense                                                       15,596                 19,070
                                                                                             -----------            -----------
                    Net interest income                                                          18,050                 17,537

  Provision for loan losses                                                                       1,125                  1,000
                                                                                             -----------            -----------

                    Net interest income after provision for loan losses                          16,925                 16,537

  Noninterest income:
    Deposit fees and related income                                                               2,591                  2,187
    Servicing fees                                                                                  231                    894
    Net gain on sale of mortgage loans                                                            1,060                  4,161
    Other                                                                                         1,021                    650
                                                                                             -----------            -----------
                    Total noninterest income                                                      4,903                  7,892
                                                                                             -----------            -----------
  Noninterest expense:
    Compensation and employee benefits                                                            8,709                  9,618
    Occupancy and office operations                                                               2,724                  2,817
    Amortization of intangible assets                                                             1,211                  1,289
    Other                                                                                         4,540                  4,982
                                                                                             -----------            -----------
                    Total noninterest expense                                                    17,184                 18,706
                                                                                             -----------            -----------
                    Income before income taxes                                                    4,644                  5,723

  Income tax provision                                                                            1,231                  1,660
                                                                                             -----------            -----------
  Net income                                                                                     $3,413                 $4,063
                                                                                             ===========            ===========
  Basic weighted average number of shares outstanding                                        10,869,410             13,358,378
                                                                                             ===========            ===========
  Basic earnings per share                                                                        $0.31                  $0.30
                                                                                             ===========            ===========
  Diluted weighted average number of shares outstanding                                      11,153,144             13,693,354
                                                                                             ===========            ===========
  Diluted earnings per share                                                                      $0.31                  $0.30
                                                                                             ===========            ===========


  The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
          Consolidated Statements of Changes in Shareholders' Equity
                                (in thousands)


                                                          Common                     Additional
                                                          Shares         Common       Paid-In       Retained
                                                        Outstanding      Stock        Capital       Earnings
---------------------------------------------------------------------------------------------------------------
    Balance at December 31, 1998                           14,721        $1,806       $135,588        $123,917
      Comprehensive income:
        Net income                                                                                       4,063
          Other-unrealized loss on marketable
           securities, net of $549 tax benefit

        Total comprehensive income

      Dividends                                                                                         (1,195)
      Release of ESOP shares                                                               173
      Amortization of unearned compensation
      Stock issued pursuant to benefit plans                   18             1            169
      Purchase of treasury stock                             (700)
                                                       --------------------------------------------------------
    Balance at March 31, 1999                              14,039        $1,807       $135,930        $126,785
                                                       ========================================================

    Balance at December 31, 1999                           11,935        $1,807       $136,966        $135,780
      Comprehensive income:
        Net income                                                                                       3,413
          Other-unrealized loss on marketable
           securities, net of $362 tax benefit

        Total comprehensive income

      Dividends                                                                                         (1,200)
      Release of ESOP shares                                                               163
      Amortization of unearned compensation
      Stock issued pursuant to benefit plans                   27                           17            (148)
      Purchase of treasury stock                             (394)
                                                       --------------------------------------------------------
    Balance at March 31, 2000                              11,568        $1,807       $137,146        $137,845
                                                       ========================================================

                                                                          Accumulated
                                                           Stock            Other
                                                        Benefit Plan     Comprehensive     Treasury
                                                        Compensation     Income (Loss)      Stock         Total
------------------------------------------------------------------------------------------------------------------
    Balance at December 31, 1998                            ($10,666)         $2,467       ($60,934)    $192,178
      Comprehensive income:
        Net income                                                                                         4,063
          Other-unrealized loss on marketable
           securities, net of $549 tax benefit                                (1,020)                     (1,020)
                                                                                                       -----------
        Total comprehensive income                                                                         3,043
                                                                                                       -----------
      Dividends                                                                                           (1,195)
      Release of ESOP shares                                     230                                         403
      Amortization of unearned compensation                      532                                         532
      Stock issued pursuant to benefit plans                                                     61          231
      Purchase of treasury stock                                                            (10,549)     (10,549)
                                                       -----------------------------------------------------------
    Balance at March 31, 1999                                ($9,904)         $1,447       ($71,422)    $184,643
                                                       ===========================================================

    Balance at December 31, 1999                             ($8,504)        ($3,171)     ($110,513)    $152,365
      Comprehensive income:
        Net income                                                                                         3,413
          Other-unrealized loss on marketable
           securities, net of $362 tax benefit                                  (671)                       (671)
                                                                                                       -----------
        Total comprehensive income                                                                         2,742
                                                                                                       -----------
      Dividends                                                                                           (1,200)
      Release of ESOP shares                                     230                                         393
      Amortization of unearned compensation                      247                                         247
      Stock issued pursuant to benefit plans                                                    430          299
      Purchase of treasury stock                                                             (6,175)      (6,175)
                                                       -----------------------------------------------------------
    Balance at March 31, 2000                                ($8,027)        ($3,842)     ($116,258)    $148,671
                                                       ===========================================================

                  Commonwealth Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                For the Quarter Ended
                                                                                       March 31,

                                                                                  2000           1999
                                                                               ---------      ---------
Operating activities:
   Net income                                                                    $3,413         $4,063
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities-
      Proceeds from loans sold to others                                         58,006        236,323
      Loans originated for sale                                                 (33,350)      (124,693)
      Purchases of loans held for sale                                          (16,953)       (47,704)
      Principal collection on mortgage loans held for sale                           68            248
      Net gain on sale of mortgage loans                                         (1,060)        (4,161)
      Decrease in net deferred loan fees                                            (94)          (463)
      Provision for loan losses and foreclosed real estate                        1,125          1,037
      Depreciation and amortization                                                 784            869
      Net amortization of other assets and liabilities                            1,355          2,352
      Interest reinvested on repurchase agreements                               (1,436)        (2,436)
      Changes in assets and liabilities-
        (Increase) decrease in-
          Accrued interest receivable, net                                         (253)          (243)
          Deferred income taxes                                                      -            (339)
          Other assets                                                            1,611         (1,421)
        Increase in-
          Advances from borrowers for taxes and insurance                           369          1,592
          Accrued interest payable, accrued expenses and
           other liabilities                                                      5,761          3,180
                                                                               ---------      ---------
            Net cash provided by operating activities                           $19,346        $68,204
                                                                               ---------      ---------

                                                                                            (continued)


The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                  For the Quarter Ended
                                                                                        March 31,
                                                                                  2000              1999
                                                                              -----------       -----------
Investing activities:
   Proceeds from sale of investment securities                                  $    -             $7,000
   Proceeds from maturities of investment securities                                 -              5,000
   Purchases of investment securities                                                -           (151,534)
   Proceeds from sale of mortgage-backed securities                                  -              5,470
   Principal collected on mortgage-backed securities                             22,356            92,199
   Principal collected on loans                                                  67,641           107,725
   Loans originated                                                             (84,578)          (59,946)
   Loans purchased                                                               (9,300)          (10,908)
   Sales of real estate acquired through foreclosure                                223               345
   Purchases of premises and equipment                                           (1,122)             (986)
   Purchase of business                                                          (1,488)                -
                                                                              -----------       -----------
         Net cash used in investing activities                                   (6,268)           (5,635)
                                                                              -----------       -----------
Financing activities:
   Net increase (decrease) in deposits                                           10,493            (1,805)
   Repayment of notes payable and other borrowings, net of proceeds             (17,648)          (52,604)
   Net purchase of common stock                                                  (5,876)          (10,373)
   Cash dividends paid                                                           (1,200)           (1,195)
                                                                              -----------       -----------
         Net cash used in financing activities                                  (14,231)          (65,977)
                                                                              -----------       -----------
         Net decrease in cash and cash equivalents                               (1,153)           (3,408)

Cash and cash equivalents at beginning of period                                 61,751           106,677
                                                                              -----------       -----------
Cash and cash equivalents at end of period                                      $60,598          $103,269
                                                                              ===========       ===========
Supplemental disclosures of cash flow information:
   Cash paid during the year for-
       Interest                                                                 $12,145           $14,601
                                                                              ===========       ===========
       Income taxes                                                             $   -             $    -
                                                                              ===========       ===========



The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Basis of Presentation

            In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial condition of Commonwealth Bancorp, Inc. ("Commonwealth" or the "Company") as of March 31, 2000, and the results of operations, changes in shareholders' equity, and cash flows for the periods presented.

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

            The Company is a Pennsylvania corporation which is the holding company for Commonwealth Bank ("Bank"). Headquartered in Norristown, Pennsylvania, Commonwealth Bank conducts business through 62 full-service offices located in Berks, Bucks, Chester, Delaware, Lehigh, Montgomery, and Philadelphia Counties, Pennsylvania, as well as through ComNet Mortgage Services ("ComNet") and Homestead Mortgage. ComNet, a division of the Bank, conducts business through nine loan origination offices located in Pennsylvania, Maryland, New Jersey, and Virginia. ComNet also originates loans through a network of correspondents, primarily in the eastern United States. ComNet operates under the trade name of Homestead Mortgage in Maryland.

2.          Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of Commonwealth; CFSL Investment Corporation; ComLife, Inc.; Commonwealth Bank; Commonwealth Investment Corporation of Delaware, Inc.; CS Corporation; Firstcor, Ltd.; Tyler Wealth Counselors, Inc.; and QME, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

3.          Shareholders' Equity

            At March 31, 2000, shareholders' equity totaled $149 million, or 7.8% of assets, compared to $152 million, or 7.9%, at December 31, 1999. The decrease in shareholders' equity during the first quarter of 2000 was primarily due to the repurchase of common stock offset, in part, by an increase in retained earnings.

            During the first quarter of 2000, the Company purchased 0.4 million shares of its common stock, representing purchases of $6 million. During the first quarter of 1999, the Company purchased 0.7 million shares of its common stock, representing purchases of $11 million. The repurchased shares were held as treasury stock at March 31, 2000, and are reserved for general corporate purposes and/or issuance pursuant to the Company's stock option plans.

            On March 14, 2000, the Board of Directors declared an $0.11 per share cash dividend for the quarter ended March 31, 2000, which was made payable to shareholders of record at the close of business on March 24, 2000. This dividend was paid on April 7, 2000.

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

            In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which delayed the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 as of March 31, 2000 would not have had a material impact on the consolidated statements of income or comprehensive income.

5.          Earnings Per Share

            Basic earnings per share ("EPS") is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for Employee Stock Ownership Plan ("ESOP") shares that have not been committed to be released, and the effects of shares held by the Recognition Plans. Options, warrants, and other potentially dilutive securities and treasury shares are excluded from the basic EPS calculation.

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

                                                                   For the Quarter Ended March 31,
                                                                   -------------------------------
                                                                       2000                1999
                                                                   ----------           ----------
Basic weighted average number of common shares outstanding         10,869,410           13,358,378

Effect of dilutive securities:
    Stock options                                                     260,986              308,500
    Recognition Plan stock                                             22,748               26,476
                                                                   ----------           ----------

Diluted weighted average number of common shares outstanding       11,153,144           13,693,354
                                                                   ==========           ==========

            Basic EPS was $0.31 per common share for the quarter ended March 31, 2000, compared to $0.30 per common share for the quarter ended March 31, 1999. Diluted EPS was $0.31 per common share for the quarter ended March 31, 2000, compared to $0.30 per common share for the quarter ended March 31, 1999.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.          Comprehensive Income

            The Company adopted SFAS No. 130, "Reporting Comprehensive Income," on January 1, 1998, as required. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The main objective of the statement is to report a measure of all changes in equity that result from transactions and other economic events of the period other than transactions with owners. Currently, such non-owner changes in equity include only unrealized gains or losses on marketable securities, net of tax. There were no reclassification adjustments for realized gains or losses on marketable securities, net of tax, during the first quarters of 2000 and 1999.

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

                                                     For the Quarter Ended March 31,
                                           -------------------------------------------------
                                                                  2000
                                           -------------------------------------------------

                                            Community         Mortgage
                                            Banking           Banking              Total
                                           -------------------------------------------------
                                                            (in thousands)
Net interest income after
 Provision for loan losses                $    16,431        $       494        $    16,925

Noninterest income:

 Servicing fees                                  (604)               835                231

 Net gain on sale of mortgage loans              (139)             1,199              1,060

 Other                                          3,400                212              3,612
                                          -----------        -----------        -----------

  Total noninterest income                      2,657              2,246              4,903
                                          -----------        -----------        -----------

Noninterest expense:

 Compensation and employee benefits             6,874              1,835              8,709

 Other                                          7,324              1,151              8,475
                                          -----------        -----------        -----------

  Total noninterest expense                    14,198              2,986             17,184
                                          -----------        -----------        -----------

Income before income taxes                      4,890               (246)             4,644

Income tax provision                            1,317                (86)             1,231
                                          -----------        -----------        -----------

Net income                                $     3,573        $      (160)       $     3,413
                                          ===========        ===========        ===========


Total assets (period end)                 $ 1,883,602        $    33,639        $ 1,917,241
                                          ===========        ===========        ===========

                                                     For the Quarter Ended March 31,
                                         ---------------------------------------------------
                                                                  1999
                                         ---------------------------------------------------

                                           Community          Mortgage
                                           Banking            Banking              Total
                                         ---------------------------------------------------
                                                           (in thousands)
Net interest income after
 Provision for loan losses                $    15,364        $     1,173        $    16,537

Noninterest income:

 Servicing fees                                  (655)             1,549                894

 Net gain on sale of mortgage loans              (132)             4,293              4,161

 Other                                          2,874                (37)             2,837
                                          -----------        -----------        -----------

  Total noninterest income                      2,087              5,805              7,892
                                          -----------        -----------        -----------

Noninterest expense:

 Compensation and employee benefits             6,869              2,749              9,618

 Other                                          7,412              1,676              9,088
                                          -----------        -----------        -----------

  Total noninterest expense                    14,281              4,425             18,706
                                          -----------        -----------        -----------

Income before income taxes                      3,170              2,553              5,723

Income tax provision                              767                893              1,660
                                          -----------        -----------        -----------

Net income                                $     2,403        $     1,660        $     4,063
                                          ===========        ===========        ===========


Total assets (period end)                 $ 2,102,524        $    95,367        $ 2,197,891
                                          ===========        ===========        ===========

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.          Acquisitions and Divestitures

            In January of 2000, the Company completed the acquisition of certain business interests of the Tyler Group ("Tyler"). Tyler offers financial planning and investment advisory services to individuals and small businesses in Southeast Pennsylvania. Its products and services will be marketed to Commonwealth customers through Tyler Wealth Counselors, Inc., a newly formed subsidiary of Commonwealth Bank.

            During the third quarter of 1999, Commonwealth Bank exited substantially all of the third party mortgage servicing business, and sold its existing $1.0 billion Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") mortgage servicing portfolio to National City Mortgage Co. The pre-tax gain resulting from the sale totaled $1.6 million in the third quarter of 1999.

            On June 28, 1999, Commonwealth Bank completed the sale of two branches in Lebanon County, Pennsylvania to another financial institution, resulting in a pre-tax gain of $1.0 million in the second quarter of 1999. As of June 28, 1999, the two branches had $37 million of combined deposits and $11 million of consumer and commercial loans.

            On May 1, 2000, Commonwealth announced that its wholly-owned subsidiary, Commonwealth Bank, has reached a definitive agreement with another financial institution regarding the sale of Commonwealth's two branches in Lehigh County, Pennsylvania. The transaction, which is subject to regulatory approval, is expected to be completed in the summer of 2000. As of March 31, 2000, the two branches had combined deposits of approximately $14 million. In addition to the deposits, it is expected that approximately $4 million of consumer loans will be transferred as part of the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FORWARD LOOKING STATEMENTS. When used in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for financial products in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

        The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

        GENERAL. The Company is a Pennsylvania corporation which is the holding company for the Bank. Commonwealth Bank is a federally chartered stock savings bank, primarily regulated by the Office of Thrift Supervision ("OTS"). The Bank conducts business from its executive offices in Norristown, Pennsylvania and, as of March 31, 2000, 62 full-service branches located in southeast Pennsylvania. ComNet Mortgage Services, a division of the Bank, also located in Norristown, conducts business through nine loan origination offices. In addition to ComNet's offices located in Pennsylvania, Maryland, New Jersey, and Virginia, ComNet also operates under the trade name of Homestead Mortgage in Maryland and conducts business through its wholesale network, which includes correspondents in 18 states.

FINANCIAL CONDITION

        GENERAL. Total assets were $1.9 billion at both March 31, 2000 and December 31, 1999. During the first quarter of 2000, decreases in the Company's mortgage-backed securities and mortgage loans held for sale were offset, in part, by an increase in loans receivable. Total liabilities were $1.8 billion at both March 31, 2000 and at December 31, 1999. During the first quarter of 2000, a decrease in notes payable and other borrowings was offset, in part, by increases in deposits and accrued interest payable, accrued expenses and other liabilities. Shareholders' equity was $149 million as of March 31, 2000, compared to $152 million at December 31, 1999. This $4 million decrease was primarily the result of the $6 million purchase of 0.4 million shares of treasury stock offset, in part, by a $2 million increase in retained earnings. The increase in retained earnings was primarily related to earnings offset, in part, by cash dividends, during the first quarter of 2000.

        MORTGAGE LOANS HELD FOR SALE. Mortgage loans held for sale decreased by $8 million, or 31%, from $24 million at December 31, 1999, to $16 million at March 31, 2000. The decrease was attributable to a decrease in mortgage origination volumes resulting from higher interest rates during the first quarter of 2000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED


INVESTMENT SECURITIES. Investment securities were $68 million at both March 31, 2000 and December 31, 1999.

Investments in debt and equity securities at March 31, 2000 and December 31, 1999 were as follows:


                                                           March 31, 2000
                                       -----------------------------------------------------
                                        Amortized     Unrealized    Unrealized       Market
                                          Cost          Gains         Losses         Value
                                       -----------------------------------------------------
                                                        (in thousands)
    Available for sale:
    Corporate Bonds                      $35,000       $     -       $     6       $34,994
      Mortgage Related Mutual Fund        21,048             -           316        20,732
     Equity Investment - Mortgage
       Servicing Partnership               1,700             -             -         1,700
      Other Equity Investments            11,050           182           265        10,967
                                       -----------------------------------------------------

                   Total                 $68,798       $   182       $   587       $68,393
                                       =====================================================



                                                              December 31, 1999
                                        -------------------------------------------------------------
                                          Amortized        Unrealized       Unrealized       Market
                                            Cost              Gains            Losses        Value
                                        -------------------------------------------------------------
                                                      (in thousands)
  Available for sale:
  Corporate Bonds                          $34,996             $ -              $71        $34,925
    Mortgage Related Mutual Fund            20,751               -              272         20,479
    Equity Investment - Mortgage
     Servicing Partnership                   1,700               -                -          1,700
    Other Equity Investments                10,854             394              133         11,115
                                        -------------------------------------------------------------
                   Total                   $68,301            $394             $476        $68,219
                                        =============================================================

All investment securities are classified as available for sale and are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

        MORTGAGE-BACKED SECURITIES. Mortgage-backed securities decreased by $23 million, or 8%, from $291 million at December 31, 1999, to $268 million at March 31, 2000. The decrease in mortgage-backed securities during the first quarter of 2000 was primarily related to repayments and prepayments.

        At March 31, 2000 and December 31, 1999, $184 million, or 69%, and $199 million, or 68%, respectively, of the Company's mortgage-backed securities were insured or guaranteed by the Government National Mortgage Association ("GNMA"), the FHLMC, or the FNMA. As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the GNMA, FHLMC, or the FNMA, and serve to further diversity the Company's mortgage-backed securities portfolio. At March 31, 2000 and December 31, 1999, $84 million, or 31%, and $92 million, or 32%, respectively, of the Company's mortgage-backed securities were private mortgage-backed securities. The following table sets forth the Company's mortgage-backed securities portfolio at the dates indicated.

                                                                       March 31, 2000
                                  ----------------------------------------------------------------------------------------
                                   Amortized                     Unrealized             Unrealized                Market
                                     Cost                           Gains                 Losses                  Value
                                  ----------------------------------------------------------------------------------------
                                                                      (in thousands)
    Held to maturity:

      GNMA                          $34,292                         $406                    $  2                 $ 34,696

      FHLMC                          16,763                          160                      87                   16,836

      FNMA                           35,265                          178                   1,203                   34,240

      Private                         2,899                            -                       -                    2,899
                                  ----------------------------------------------------------------------------------------
                Total               $89,219                         $744                  $1,292                 $ 88,671
                                  ========================================================================================
    Available for sale:

      GNMA                          $ 9,506                         $ 16                   $ 230                  $ 9,292

      FHLMC                         35,267                           422                     224                   35,465

      FNMA                           42,400                            3                     812                   41,591

      CMO and REMIC                  97,001                            9                   4,691                   92,319
                                  ----------------------------------------------------------------------------------------
                Total              $184,174                         $450                  $5,957                 $178,667
                                  ========================================================================================

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS-CONTINUED

                                                         December 31, 1999
                              ------------------------------------------------------------------------
                               Amortized        Unrealized              Unrealized            Market
                                 Cost             Gains                   Losses              Value
                              ------------------------------------------------------------------------
                                                           (in thousands)
Held to maturity:

  GNMA                         $ 36,136              $365                    $115            $ 36,386

  FHLMC                          17,693                54                      75              17,672

  FNMA                           36,836               169                   1,107              35,898

  Private                         3,009                 -                       -               3,009
                              ------------------------------------------------------------------------
               Total           $ 93,674              $588                  $1,297            $ 92,965
                              ========================================================================
Available for sale:

  GNMA                          $ 9,832              $161                    $287              $9,706

  FHLMC                          41,995               544                     216              42,323

  FNMA                           44,834                 2                     675              44,161

  CMO and REMIC                 105,415               135                   4,460             101,090
                              ------------------------------------------------------------------------
               Total           $202,076              $842                  $5,638            $197,280
                              ========================================================================

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

            LOANS RECEIVABLE. Loans receivable, net of reserves, deferred loan fees, and unamortized premiums and unaccreted discounts, increased by $26 million, or 2%, during the first quarter of 2000, to $1.4 billion at March 31, 2000. The increase was primarily attributable to growth in consumer and commercial loans offset, in part, by a decrease in residential mortgage loans. The following table depicts the composition of the Company's loan portfolio at the dates indicated.

                                                             March 31,                           December 31,
                                                               2000                                  1999
                                                    ----------------------------           -------------------------
                                                                         % of                                  % of
                                                     Amount              Total               Amount           Total
                                                     ------              -----               ------           -----
                                                                           (dollars in thousands)
Mortgage loans - Residential (1)                  $  862,582             61.65%           $  860,750          62.70%
Consumer loans:
  Second mortgages                                   201,915             14.43               184,844          13.47
  Equity lines of credit                              29,165              2.09                30,496           2.22
  Recreational vehicles                               59,329              4.24                60,998           4.44
  Other                                               46,985              3.36                45,448           3.31
                                                  ----------            ------            ----------         ------
    Total consumer loans                             337,394             24.12               321,786          23.44
Commercial loans:
  Business loans                                     123,546              8.83               113,178           8.24
  Commercial real estate                              65,589              4.69                66,158           4.82
  Small Business Administration (2)                    9,969              0.71                10,971           0.80
                                                  ----------            ------            ----------         ------
    Total commercial loans                           199,104             14.23               190,307          13.86
                                                  ----------            ------            ----------         ------
Total loans receivable                             1,399,080            100.00%            1,372,843         100.00%
                                                  ----------            ======            ----------         ======
Less:
  Net premium on loans purchased                     (2,202)                                 (2,443)
  Allowance for loan losses                           10,436                                  10,478
  Deferred loan fees                                   3,284                                   3,378
                                                  ----------                              ----------
Loans receivable, net                             $1,387,562                              $1,361,430
                                                  ==========                              ==========

--------------------
(1) At March 31, 2000 and December 31, 1999, $344 million, or 40%, and $332 million, or 39%, respectively, of the Company's residential mortgage loans had adjustable interest rates.

(2) Consists entirely of loans (or securities backed by loans) which are guaranteed by the U.S. Government, with the majority adjusting monthly or quarterly. All such loans or securities were purchased by the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

        Residential mortgage loans totaled $863 million at March 31, 2000, an increase of $2 million, compared to $861 million at December 31, 1999. At March 31, 2000, residential mortgage loans represented 62% of the Company's loan portfolio, compared to 63% at December 31, 1999.

        Total mortgage loans originated and purchased for the quarter ended March 31, 2000 totaled $78 million, compared to $190 million for the quarter ended March 31, 1999. The $112 million decrease in mortgage originations was primarily due to higher market interest rates. Originations relating to Commonwealth's retail network totaled $54 million during the quarter ended March 31, 2000, compared to $138 million for the quarter ended March 31, 1999. Commonwealth's Wholesale Lending Department originates loans through a network of correspondent brokers in 18 states. All loans are underwritten using the same criteria as those used for retail originations. Originations relating to Commonwealth's wholesale network totaled $23 million during the quarter ended March 31, 2000, compared to $51 million for the quarter ended March 31, 1999.

        Consumer loans increased by $16 million, or 5%, from $322 million at December 31, 1999, to $337 million at March 31, 2000. At March 31, 2000, consumer loans represented 24% of the Company's loan portfolio and were comprised of $202 million of second mortgage loans, $29 million of equity lines of credit, $59 million of recreational vehicle loans, and $47 million of other consumer loans. At December 31, 1999, consumer loans represented 23% of total loans and were comprised of $185 million of second mortgage loans, $30 million of equity lines of credit, $61 million of recreational vehicle loans, and $45 million of other consumer loans. Consumer loans are generally considered to have a greater risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain consumer loans are unsecured or involve collateral which is more likely to decline in value than single-family residences.

        Commercial loans increased by $9 million, or 5%, from $190 million at December 31, 1999, to $199 million at March 31, 2000. At March 31, 2000, commercial loans represented 14% of the Company's loan portfolio and were comprised of $124 million of business loans, $66 million of commercial real estate loans, and $10 million of loans guaranteed by the Small Business Administration ("SBA"). At December 31, 1999, commercial loans represented 14% of total loans and were comprised of $113 million of business loans, $66 million of commercial real estate loans, and $11 million of SBA loans. Commercial loans are generally considered to have a greater risk than residential mortgage loans because the risk of borrower default is greater, and the collateral is more likely to decline in value and may be more difficult to liquidate than single-family residences.

        The increase in the consumer and commercial loan portfolios and the decrease in the mortgage loan portfolio, as a percentage of the Company's total loan portfolio, during the first quarter of 2000 were in line with the Company's strategy to shift its business mix from that of a traditional thrift institution to one more representative of a community bank.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

        NONPERFORMING ASSETS. The Company's nonperforming assets, which primarily consist of nonaccrual loans, an investment in a mortgage servicing partnership, and real estate and other assets acquired through foreclosure, increased by $0.1 million from $10.4 million at December 31, 1999, to $10.5 million at March 31, 2000. At March 31, 2000, nonperforming assets represented 0.55% of total assets, compared to 0.54% of total assets at December 31, 1999. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.

                                                       March 31, 2000                 December 31, 1999
                                                       --------------                 -----------------

                                                                   (dollars in thousands)
    Mortgage loans - Residential                       $ 3,941                          $ 4,044
    Consumer loans                                       2,442                            2,355
    Commercial loans                                     1,278                            1,380
                                                       -------                           ------
      Total nonperforming loans                          7,661                            7,779
    Investment securities                                1,700                            1,700
    Real estate owned and
      other acquired assets, net                         1,168                              923
                                                       -------                           ------
      Total nonperforming assets                       $10,529                          $10,402
                                                       =======                           ======
    Nonperforming loans to total loans held
     for investment                                      0.55%                            0.57%
                                                         ====                             ====
    Total nonperforming assets to total assets           0.55%                            0.54%
                                                         ====                             ====

--------------

        ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $10.4 million at March 31, 2000, compared to $10.5 million at December 31, 1999. It is management's policy to maintain an allowance for estimated loan losses based upon probable inherent losses which have occurred as of the date of the financial statements. In determining the allowance for loan losses, management assesses prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectability of the loan portfolio. At March 31, 2000, the Company's allowance for loan losses amounted to 136% of total nonperforming loans and 0.75% of total loans held for investment, as compared to 135% of total nonperforming loans and 0.76% of total loans held for investment at December 31, 1999. The Company utilizes these percentages as only one of the factors in assessing the adequacy of the allowance for loan losses at various points in time.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

        The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                               For the Quarter Ended March 31,
                                               -------------------------------

                                               2000                      1999
                                               -----                     ----
                                                    (dollars in thousands)
Allowance at beginning of period              $10,478                   $9,589
Provision for loan losses                       1,125                    1,000
Charge-offs:
  Mortgage loans                                 (16)                     (55)
  Consumer loans                              (1,171)                    (406)
  Commercial loans                               (18)                    (345)
                                             --------                 --------
    Total charge-offs                         (1,205)                    (806)
Recoveries:
  Mortgage loans                                    -                       12
  Consumer loans                                   30                       57
  Commercial loans                                  8                       91
                                             --------                 --------
    Total recoveries                               38                      160
                                             --------                 --------
Allowance at end of period                    $10,436                   $9,943
                                             ========                 ========
Allowance for loan losses to
 total nonperforming loans
 at end of period                             136.22%                  101.77%
                                             ========                 ========
Allowance for loan losses to
 total loans held for
 investment at end of period                    0.75%                    0.76%
                                                ====                     ====
--------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

            INTANGIBLE ASSETS. Intangible assets are comprised of the excess of cost over net assets acquired ("Goodwill") and core deposit intangibles ("CDI"). The Company's intangible assets were recorded in connection with the acquisition of certain business interests of Tyler Consulting, Inc. during the first quarter of 2000 (the "Tyler Acquisition"), the acquisition of twelve former Meridian branches in 1996 (the "Berks Acquisition"), and the acquisition of four former Fidelity Federal branches in 1995 (the "Fidelity Federal Acquisition"). On June 28,1999, Commonwealth sold two of the former Meridian branches, which resulted in a $1.4 million and $0.6 million reduction in Goodwill (Berks Acquisition) and CDI (Berks Acquisition), respectively. The following table details the components of intangible assets at the dates indicated.

                                 March 31, 2000    December 31, 1999
                                 --------------    -----------------

                                           (in thousands)
Goodwill (Berks Acquisition)       $15,588               $16,010
CDI (Berks Acquisition)              5,626                 6,009
Goodwill (Fidelity Federal)          8,919                 9,187
CDI (Fidelity Federal)               1,759                 1,842
Goodwill (Tyler)                     2,264                    -
                                   -------               -------
    Total                          $34,156               $33,048
                                   =======               =======

            DEPOSITS. Deposits increased by $10 million to $1.514 billion at March 31, 2000, compared to $1.504 billion at December 31, 1999. The increase was primarily related to an increase in demand and money market deposits offset, in part, by a decrease in certificates of deposit.

            BORROWINGS. The Company's borrowings consist primarily of advances from the Federal Home Loan Bank ("FHLB") and securities sold under agreements to repurchase. FHLB advances decreased by $15 million, or 12%, to $112 million at March 31, 2000, from $127 million at December 31, 1999. Repurchase agreements decreased by $10 million, or 10%, to $90 million at March 31, 2000, from $100 million at December 31, 1999. These decreases were offset, in part, by a $6 million increase in the Company's commercial repurchase product. The Company's borrowings are used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business.

            ACCRUED INTEREST PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES ("OTHER LIABILITIES"). Other liabilities increased by $7 million, or 32%, to $28 million at March 31, 2000, from $21 million at December 31, 1999. The increase was primarily related to an increase in accrued interest payable.

            SHAREHOLDERS' EQUITY. At March 31, 2000, shareholders' equity equaled $149 million, compared to $152 million at December 31, 1999. This $4 million decrease was primarily the result of the $6 million purchase of 0.4 million shares of treasury stock offset, in part, by a $2 million increase in retained earnings during the first quarter of 2000. The $2 million increase in retained earnings was the result of earnings of $3 million offset, in part, by cash dividends of $1 million during the first quarter of 2000. The repurchased shares were held as treasury stock as of March 31, 2000, and are reserved for general corporate purposes and/or issuance pursuant to the Company's stock option plans. At March 31, 2000, shareholders' equity represented 7.8% of assets, compared to 7.9% at December 31, 1999. The Bank's core and risk-based capital ratios were 6.1% and 10.5%, respectively, at March 31, 2000, compared to 6.4% and 11.3%, respectively, at December 31, 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

            REGULATORY CAPITAL REQUIREMENTS.

The following table sets forth the Bank's compliance with applicable regulatory capital requirements at March 31, 2000:

                                                                                                                   To Be Well
                                                                               Minimum                             Capitalized
                                                                               For Capital                         For Prompt
                                                                               Adequacy                            Corrective Action
                                               Actual                          Purposes                            Provisions

                                   -------------------------------------------------------------------------------------------------
                                        Ratio            Amount          Ratio             Amount           Ratio           Amount
                                   -------------------------------------------------------------------------------------------------
(dollars in thousands)

Shareholders' equity,
   and ratio to OTS
   total assets                             7.5%       $  144,478
                                    ------------

Intangible assets                                        (34,156)

Unrealized loss on
   available for sale
   securities, net of tax                                  3,962
                                                       ---------

Tangible capital,
   and ratio to OTS
   adjusted total assets                    6.1%       $  114,284           1.5%           $28,314
                                    ------------       ==========      ---------           =======

Core capital,
   and ratio to OTS
   adjusted total assets                    6.1%       $  114,284           3.0%           $56,629           5.0%          $ 94,381
                                    ------------       ==========      ---------           =======           ----          ========

Core capital,
   and ratio to OTS
   risk-weighted assets                     9.6%       $  114,284                                            6.0%          $ 71,360
                                    ------------       ----------                                            ----          ========

Allowance for loan losses                                  10,436
                                                       ----------

Supplementary capital                                      10,436
                                                       ----------

Total risk-based capital,
   and ratio to OTS
   risk-weighted assets (1)                10.5%       $  124,720           8.0%         $95,146            10.0%          $118,933
                                    ------------       ==========      ---------         =======            -----          ========


OTS total assets                                       $1,917,820
                                                       ==========

OTS adjusted total assets                              $1,887,626
                                                       ==========

OTS risk-weighted assets                               $1,189,328
                                                       ==========


--------------------
(1) Does not reflect the interest rate risk component to the risk-based capital requirement, which is not yet effective.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                             Average Balance Sheet

                                                                          Quarter Ended March 31,
                                         -----------------------------------------   ---------------------------------------
                                                            2000                                        1999
                                         -----------------------------------------   ---------------------------------------
                                                                          Average                                    Average
(dollars in thousands)                       Average                      Yield /       Average                      Yield /
                                             Balance      Interest         Cost         Balance       Interest        Cost
Loans receivable:
  Mortgage loans                            $875,480       $15,896         7.30%      $1,016,902        $18,032       7.19%
  Consumer loans                             326,625         7,286         8.97%         244,086          5,371       8.92%
  Commercial loans                           193,734         4,234         8.79%         136,875          2,862       8.48%
                                         -----------      --------        ------     -----------        -------      ------
    Total loans receivable                 1,395,839        27,416         7.90%       1,397,863         26,265       7.62%
                                         -----------      --------        ------     -----------        -------      ------
Mortgage-backed securities                   281,145         4,850         6.94%         482,705          7,930       6.66%
Investment securities                         68,455         1,043         6.13%         107,351          1,377       5.20%
Other earning assets                          18,287           475        10.45%          69,210          1,041       6.10%
                                         -----------      --------        ------     -----------        -------      ------
Total interest-earning assets              1,763,726        33,784         7.70%       2,057,129         36,613       7.22%
                                                          --------        ------                        -------      ------
Noninterest-earning assets                   144,852                                     156,572
                                         -----------                                 -----------
  Total assets                            $1,908,578                                  $2,213,701
                                         ===========                                 ===========

 Deposits:
   Demand deposits                          $730,040         4,320         2.38%        $709,020          4,157       2.38%
   Savings deposits                          222,151         1,225         2.22%         227,565          1,250       2.23%
   Certificates of deposit                   551,746         6,803         4.96%         659,578          8,377       5.15%
                                         -----------      --------        ------     -----------        -------      ------
     Total deposits                        1,503,937        12,348         3.30%       1,596,163         13,784       3.50%
                                         -----------      --------        ------     -----------        -------      ------
 Notes payable and other borrowings:
   FHLB Advances                             118,205         1,697         5.77%         222,139          2,870       5.24%
   Repurchase agreements                      96,374         1,437         6.00%         150,267          2,385       6.44%
   Other borrowings                            9,087           114         5.05%           2,389             31       5.26%
                                         -----------      --------        ------     -----------        -------      ------
     Total borrowings                        223,666         3,248         5.84%         374,795          5,286       5.72%
                                         -----------      --------        ------     -----------        -------      ------
Total interest-bearing liabilities         1,727,603       $15,596         3.63%       1,970,958        $19,070       3.92%
                                                          --------        ------                        -------      ------
Noninterest-bearing liabilities               29,405                                      53,182
                                         -----------                                 -----------
  Total liabilities                        1,757,008                                   2,024,140
Shareholders' equity                         151,570                                     189,561
                                         -----------                                 -----------
  Total liabilities and equity            $1,908,578                                  $2,213,701
                                         ===========                                 ===========

Yield on interest earning assets                                           7.70%                                      7.22%

Cost of supporting funds                                                   3.55%                                      3.76%

Net interest margin:
    Taxable equivalent basis                               $18,188         4.15%                        $17,543       3.46%
    Without taxable equivalent adjs.                       $18,050         4.12%                        $17,537       3.46%

                                                                     Year Ended December 31,
                                         ------------------------------------   ------------------------------------
                                                          1999                                   1998
                                         ------------------------------------   ------------------------------------
                                                                     Average                                 Average
(dollars in thousands)                      Average                  Yield /       Average                   Yield /
                                            Balance     Interest      Cost         Balance     Interest       Cost
Loans receivable:
  Mortgage loans                           $936,997      $67,300       7.18%     $1,066,998    $76,714        7.19%
  Consumer loans                            277,545       24,674       8.89%        219,076     19,735        9.01%
  Commercial loans                          158,356       13,602       8.59%        121,697     10,378        8.53%
                                         ----------     --------      ------    -----------   --------       ------
    Total loans receivable                1,372,898      105,576       7.69%      1,407,771    106,827        7.59%
                                         ----------     --------      ------    -----------   --------       ------
Mortgage-backed securities                  383,149       25,467       6.65%        683,522     46,360        6.78%
Investment securities                       123,513        6,357       5.15%         42,525      2,313        5.44%
Other earning assets                         53,450        3,633       6.80%         26,023      2,604       10.01%
                                         ----------     --------      ------    -----------   --------       ------
Total interest-earning assets             1,933,010      141,033       7.30%      2,159,841    158,104        7.32%
                                                        --------      ------                  --------       ------
Noninterest-earning assets                  151,669                                 156,845
                                         ----------                             -----------
  Total assets                           $2,084,679                              $2,316,686
                                         ==========                             ===========

 Deposits:
   Demand deposits                         $728,991       17,078       2.34%       $631,088     15,203        2.41%
   Savings deposits                         227,423        5,046       2.22%        227,618      5,070        2.23%
   Certificates of deposit                  609,574       30,865       5.06%        707,858     38,673        5.46%
                                         ----------     --------      ------    -----------   --------       ------
     Total deposits                       1,565,988       52,989       3.38%      1,566,564     58,946        3.76%
                                         ----------     --------      ------    -----------   --------       ------
 Notes payable and other borrowings:
   FHLB Advances                            159,930        8,495       5.31%        285,615     16,127        5.65%
   Repurchase agreements                    132,657        8,377       6.31%        205,018     12,381        6.04%
   Other borrowings                           6,868          298       4.34%             -          -           -
                                         ----------     --------      ------    -----------   --------       ------
     Total borrowings                       299,455       17,170       5.73%        490,633     28,508        5.81%
                                         ----------     --------      ------    -----------   --------       ------
Total interest-bearing liabilities        1,865,443      $70,159       3.76%      2,057,197    $87,454        4.25%
                                                        --------      ------                  --------       ------
Noninterest-bearing liabilities              48,440                                  56,762
                                         ----------                             -----------
  Total liabilities                       1,913,883                               2,113,959
Shareholders' equity                        170,796                                 202,727
                                         ----------                             -----------
  Total liabilities and equity           $2,084,679                              $2,316,686
                                         ==========                             ===========

Yield on interest earning assets                                       7.30%                                  7.32%

Cost of supporting funds                                               3.63%                                  4.05%

Net interest margin:
    Taxable equivalent basis                             $70,874       3.67%                   $70,650        3.27%
    Without taxable equivalent adjs.                     $70,613       3.65%                   $70,650        3.27%

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000 AND
1999.

            GENERAL. Net income was $3.4 million, or $0.31 per common share on a diluted basis, for the first quarter of 2000. This compared to net income of $4.1 million, or $0.30 per common share on a diluted basis, for the first quarter of 1999. On a business segment basis, net income from Community Banking increased by 49% from $2.4 million in the first quarter of 1999, to $3.6 million in the first quarter of 2000. Net income from Mortgage Banking decreased from $1.7 million in the first quarter of 1999, to a loss of $0.2 million in the first quarter of 2000.

            NET INTEREST INCOME. Net interest income was $18.1 million in the first quarter of 2000, compared to $17.5 million in the first quarter of 1999. The increase was primarily attributable to a higher net interest margin which was partially offset by a decrease in average interest earning assets.

            Average interest-earning assets totaled $1.9 billion for the quarter ended March 31, 2000, compared to $2.2 billion for quarter ended March 31, 1999. The decrease in interest-earning assets was due primarily to a decrease in the Company's mortgage-backed securities portfolio.

            The net interest margin on a fully taxable equivalent basis was 4.15% in the first quarter of 2000, compared to 3.46% in the first quarter of 1999. The increase was primarily attributable to a 0.48% increase in the yield on interest-earning assets, which was primarily attributable to higher market interest rates and a favorable change in investment mix, involving an increase in higher yielding consumer and commercial loans, and a decrease in lower yielding mortgage loans and securities. Also contributing to the increase in net interest margin was a 0.29% decrease in the cost of interest-bearing liabilities. The decrease in the cost of interest-bearing liabilities was primarily related to a reduction in the average cost of certificates of deposit, which decreased from 5.15% in the first quarter of 1999 to 4.96% in the first quarter of 2000. Also contributing to the decrease in the cost of interest-bearing liabilities was a favorable change in funding mix, involving an increase in lower costing demand and money market deposits, and a decrease in higher costing certificates and wholesale borrowings.

            PROVISION FOR LOAN LOSSES. Provision for loan losses totaled $1.1 million in the first quarter of 2000, compared to $1.0 million in the first quarter of 1999. At March 31, 2000, the allowance for loan losses totaled $10.4 million, or 0.75% of loans, compared to $9.9 million, or 0.76%, at March 31, 1999, and $10.5 million, or 0.76%, at December 31, 1999.

            NONINTEREST INCOME. Noninterest income totaled $4.9 million in the first quarter of 2000, compared to $7.9 million in the first quarter of 1999. The decrease reflected a $3.1 million decrease in the net gain on sale of mortgage loans, primarily attributable to a decrease in mortgage originations due to generally higher market interest rates. Also during the first quarter of 2000, servicing fees decreased by $0.7 million relating to the sale of mortgage servicing rights during the third quarter of 1999. The above decreases were partially offset by a $0.4 million increase in deposit fees and related income, primarily relating to an increase in transaction accounts and revenue relating to the acquisition of certain business interests of Tyler Consulting, Inc. during the first quarter of 2000.

            NONINTEREST EXPENSE. Noninterest expense was $17.2 million in the first quarter of 2000, compared to $18.7 million in the first quarter of 1999. The decrease was primarily attributable to a decrease in mortgage banking expenses and lower expenses relating to certain stock benefit plans.

            PROVISION FOR INCOME TAXES. Provision for income taxes was $1.2 million, or 26.5% of income before income taxes in the first quarter of 2000, compared to $1.7 million, or 29%, in the first quarter of 1999. The decrease in the effective tax rate in the first quarter of 2000 was primarily attributable to lower pre-tax income, which resulted in a higher relative percentage of tax-advantaged income to total income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            Commonwealth utilizes simulation models to analyze the estimated effects on net interest income under multiple interest rate scenarios, including increases and decreases in interest rates amounting to 100, 200, and 300 basis points. Each scenario is modeled for a change in net interest income over a two year period. Similar simulation models are prepared to analyze the Company's net asset value, which is the present value of the cash flows generated by the Company's assets minus the present value of the cash flows generated by the Company's liabilities, plus or minus the net cash flows produced by off-balance sheet contracts. At March 31, 2000, the Company's income simulation model indicates net interest income would decrease by 5.24% over a two year period if interest rates increased by 200 basis points. The model projects that net interest income would decrease by 0.09% over a two year period if rates decreased by 200 basis points. The anticipated changes in the level of net interest income and net asset value over the various scenarios were within limits approved by the Company's Board of Directors.

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

            Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value of portfolio equity is significantly impacted by the estimated effect of prepayments on the value of loans and mortgage-backed securities. Further, this analysis is based on the Company's assets, liabilities, and off-balance-sheet instruments at March 31, 2000, and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            There are no material legal proceedings, other than as described below or included in the Company's 1999 Annual Report on Form 10-K, to which the Company or any of its subsidiaries is a party, or to which any of their property is subject, other than proceedings routine to the business of the Company and its subsidiaries.

            During the first quarter of 2000, FiServ, the Company's item processing provider, brought an arbitration action against the Company. This arbitration action claimed that the Company is liable to FiServ for liquidated damages related to the termination of an Item Processing and Asset Transfer Agreement. Management believes that the outcome of this arbitration action will not result in a material impact to the consolidated financial statements.

Item 2.     Changes in Securities

            Not applicable.

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

            (a) An annual meeting of stockholders of the Company was held on April 18, 2000 ("Annual Meeting").

            (b)  Not applicable.

            (c) There were 11,639,560 shares of common stock of the Company eligible to be voted at the Annual Meeting and 8,433,243 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

            1.   Election of directors for a three-year term.

                                                    FOR                            WITHHELD
                                               -----------                         --------
            Charles H. Meacham                  7,817,316                           615,926

            Harry P. Mirabile                   8,021,263                           411,979

            Joanne Harmelin                     8,022,636                           410,606


            2.  Proposal to adopt the 2000 Incentive Stock Option Plan.

                            FOR            AGAINST        ABSTAIN
                        ---------         ---------       -------
                        7,173,471         1,134,935       124,835

            3. Proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December
                31, 2000.

                           FOR            AGAINST     ABSTAIN
                        ---------         -------     -------
                        8,262,653         123,115      47,473

            The proposals were adopted by the stockholders of the Company.

            (d)  Not applicable

Item 5.     Other Information

            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

            a) Not applicable

            b) On January 20, 2000, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the fourth quarter of 1999. On February 1, 2000, the Company filed a Current Report on Form 8-K to report under Item 5, the acquisition of certain business interests of the Tyler Group. On March 8, 2000, the Company filed a Current Report on Form 8-K to report under Item 5, the completion of its previously announced stock repurchase program. On March 15, 2000, the Company filed a Current Report on Form 8-K to report under
            Item 5, its declared cash dividend. On April 19, 2000, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the first quarter of 2000.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMMONWEALTH BANCORP, INC.



DATE: May 5, 2000             /s/ Charles H. Meacham
                              -----------------------
                              Charles H. Meacham
                              Chairman and Chief Executive Officer
                              (Principal Executive Officer)


DATE: May 5, 2000             /s/ Charles M. Johnston
                              ------------------------
                              Charles M. Johnston
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)