Form 10-Q
period 2000-06-30
COMMONWEALTH BANCORP INC
filed 2000-08-11
CIK 1005126

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended.........................................June 30, 2000

                                       OR

[]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from...................to........................
    Commission File No..................................................0-27942

                           Commonwealth Bancorp, Inc.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                        23-2828883
      ------------                                        ----------------
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                      Identification Number)

      Commonwealth Bank Plaza
      2 West Lafayette Street
      Norristown, Pennsylvania                             19401-4758
      ------------------------                             ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 4, 2000, there were 18,068,127 issued and 11,568,445 outstanding shares of the Registrant's Common Stock.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                                TABLE OF CONTENTS


    Item                                                                                                   Page
    No.                                                                                                    No.
    ---                                                                                                    ---

               PART I - CONSOLIDATED FINANCIAL INFORMATION

       1       Consolidated Financial Statements

               Consolidated Balance Sheets at June 30, 2000 and December 31, 1999                             3

               Consolidated Statements of Income for the Quarter and Six Month
                 Periods Ended June 30, 2000 and 1999                                                         4

               Consolidated Statements of Changes in Shareholders' Equity for the Six Month
                 Periods Ended June 30, 2000 and 1999                                                         5

               Consolidated Statements of Cash Flows for the Six Month
                 Periods Ended June 30, 2000 and 1999                                                         6

               Notes to Consolidated Financial Statements                                                     8

               Management's Discussion and Analysis of Financial Condition and Results of
       2         Operations                                                                                  14

       3       Quantitative and Qualitative Disclosures about Market Risk                                    27


               PART II - OTHER INFORMATION

       1       Legal Proceedings                                                                            28

       2       Changes in Securities                                                                        28

       3       Default Upon Senior Securities                                                               28

       4       Submission of Matters to a Vote of Security Holders                                          28

       5       Other Information                                                                            28

       6       Exhibits and Reports on Form 8-K                                                             28

               Signatures                                                                                   29


                  Commonwealth Bancorp, Inc. and Subsidiaries
                          Consolidated Balance Sheets
               (in thousands, except share and per share amounts)


                                                                                       June 30,                     December 31,
                                                                                         2000                            1999
                                                                                      -----------                   ------------
Assets:                                                                               (Unaudited)

Cash and due from banks                                                                   $64,794                       $54,677
Interest-bearing deposits                                                                       -                         3,499
Short-term investments available for sale                                                      44                         3,575
Mortgage loans held for sale                                                               35,886                        24,005
Investment securities
   Securities available for sale (cost of $34,113
     and $68,301, respectively), at market value                                           33,397                        68,219
Mortgage-backed securities
   Securities held to maturity (market value of $84,969
     and $92,965, respectively), at cost                                                   85,106                        93,674
   Securities available for sale (cost of $168,628
     and $202,076, respectively), at market value                                         165,680                       197,280
Loans receivable, net                                                                   1,413,946                     1,361,430
Accrued interest receivable, net                                                            8,824                         9,499
FHLB stock, at cost                                                                        18,400                        18,400
Premises and equipment, net                                                                15,678                        15,535
Intangible assets                                                                          32,927                        33,048
Other assets, including net deferred taxes of $6,985
   and $7,460, respectively                                                                39,060                        39,555
                                                                                     ------------                    ----------
              Total assets                                                             $1,913,742                    $1,922,396
                                                                                     ============                    ==========
Liabilities:
Deposits                                                                               $1,488,496                    $1,503,746
Notes payable and other borrowings:
   Secured notes due to Federal Home Loan Bank of Pittsburgh                              145,447                       127,000
   Securities sold under agreements to repurchase                                          65,000                       100,000
   Other borrowings                                                                        20,887                         9,076
Advances from borrowers for taxes and insurance                                            12,245                         9,326
Accrued interest payable, accrued expenses and other liabilities                           28,319                        20,883
                                                                                     ------------                    ----------
              Total liabilities                                                         1,760,394                     1,770,031
                                                                                     ------------                    ----------
Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.10 par value; 5,000,000 shares
   authorized; none issued                                                                      -                             -
Common stock, $0.10 par value; 30,000,000 shares authorized;
    18,068,127 shares issued and 11,568,320 outstanding at June 30, 2000
    18,068,127 shares issued and 11,934,695 outstanding at December 31, 1999                1,807                         1,807
Additional paid-in capital                                                                137,279                       136,966
Retained earnings                                                                         140,451                       135,780
Unearned stock benefit plan compensation                                                   (7,551)                       (8,504)
Accumulated other comprehensive loss                                                       (2,381)                       (3,171)
Treasury stock, at cost; 6,499,807 and 6,133,432 shares, respectively                    (116,257)                     (110,513)
                                                                                     ------------                    ----------
              Total shareholders' equity                                                  153,348                       152,365
                                                                                     ------------                    ----------
              Total liabilities and shareholders' equity                               $1,913,742                    $1,922,396
                                                                                     ============                    ==========


The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
               (in thousands, except share and per share amounts)


                                                          For the Quarter           For the Six Months
                                                          Ended June 30,                Ended June 30,
                                                        2000           1999           2000           1999
                                                       -----          -----          -----          -----
                                                             (Unaudited)                  (Unaudited)
Interest income:
  Interest on loans                                  $28,366        $26,184       $55,722         $52,443
  Interest and dividends on deposits and money
     market investments                                  496            855           971           1,896
  Interest on investment securities                      530          2,485         1,495           3,862
  Interest on mortgage-backed securities               4,477          6,559         9,327          14,489
                                                  ----------     ----------    ----------      ----------
           Total interest income                      33,869         36,083        67,515          72,690

Interest expense:
  Interest on deposits                                12,227         13,552        24,575          27,336
  Interest on notes payable and other borrowings       3,160          4,744         6,408          10,030
                                                  ----------     ----------    ----------      ----------
           Total interest expense                     15,387         18,296        30,983          37,366
                                                  ----------     ----------    ----------      ----------
           Net interest income                        18,482         17,787        36,532          35,324

Provision for loan losses                              1,200          1,000         2,325           2,000
                                                  ----------     ----------    ----------      ----------
           Net interest income after provision
           for loan losses                            17,282         16,787        34,207          33,324

Noninterest income:
  Deposit fees and related income                      3,069          2,493         5,660           4,680
  Servicing fees                                         189          1,051           420           1,945
  Net gain on sale of mortgage loans                   1,036          2,606         2,096           6,767
  Other                                                1,158          1,572         2,179           2,222
                                                  ----------     ----------    ----------      ----------
           Total noninterest income                    5,452          7,722        10,355          15,614
                                                  ----------     ----------    ----------      ----------
Noninterest expense:
  Compensation and employee benefits                   8,732          9,198        17,441          18,816
  Occupancy and office operations                      2,687          2,688         5,411           5,505
  Amortization of intangible assets                    1,239          1,221         2,450           2,510
  Other                                                4,900          5,201         9,440          10,183
                                                  ----------     ----------    ----------      ----------
           Total noninterest expense                  17,558         18,308        34,742          37,014
                                                  ----------     ----------    ----------      ----------
           Income before income taxes                  5,176          6,201         9,820          11,924

Income tax provision                                   1,371          1,798         2,602           3,458
                                                  ----------     ----------    ----------      ----------
Net income                                            $3,805         $4,403        $7,218          $8,466
                                                  ==========     ==========    ==========      ==========
Basic weighted average number of shares
  outstanding                                     10,738,767     12,933,582    10,804,089      13,144,806
                                                  ==========     ==========    ==========      ==========
Basic earnings per share                               $0.35          $0.34         $0.67           $0.64
                                                  ==========     ==========    ==========      ==========
Diluted weighted average number of shares
  outstanding                                     10,962,546     13,342,552    11,057,845      13,516,984
                                                  ==========     ==========    ==========      ==========
Diluted earnings per share                             $0.35          $0.33         $0.65           $0.63
                                                  ==========     ==========    ==========      ==========




The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                 (in thousands)



                                                   Common                       Additional
                                                    Shares         Common        Paid-In      Retained
                                                 Outstanding        Stock        Capital      Earnings
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                          14,721       $1,806        $135,588     $123,917
  Comprehensive income:
    Net income                                                                                   8,466
      Other-unrealized loss on marketable
       securities, net of $1,620 tax benefit
    Total comprehensive income
  Dividends                                                                                     (2,328)
  Release of ESOP shares                                                              362
  Amortization of unearned compensation
  Stock issued pursuant to benefit plans                  43            1              15
  Purchase of treasury stock                          (1,400)
                                               ----------------------------------------------------------
Balance at June 30, 1999                              13,364       $1,807        $135,965     $130,055
                                               ==========================================================

Balance at December 31, 1999                          11,935       $1,807        $136,966     $135,780
  Comprehensive income:
    Net income                                                                                   7,218
      Other-unrealized gain on marketable
       securities, net of $425 tax expense
    Total comprehensive income
  Dividends                                                                                     (2,401)
  Release of ESOP shares                                                              281
  Amortization of unearned compensation
  Stock issued pursuant to benefit plans                  27                           32         (146)
  Purchase of treasury stock                            (394)
                                               ----------------------------------------------------------
Balance at June 30, 2000                              11,568       $1,807        $137,279     $140,451
                                               ==========================================================



                                                                 Accumulated
                                                    Stock           Other
                                                 Benefit Plan   Comprehensive   Treasury
                                                 Compensation   Income (Loss)     Stock         Total
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                        ($10,666)        $2,467     ($60,934)     $192,178
  Comprehensive income:
    Net income                                                                                   8,466
      Other-unrealized loss on marketable
       securities, net of $1,620 tax benefit                         (3,008)                    (3,008)
                                                                                              --------
    Total comprehensive income                                                                   5,458
                                                                                              --------
  Dividends                                                                                     (2,328)
  Release of ESOP shares                                 460                                       822
  Amortization of unearned compensation                  811                                       811
  Stock issued pursuant to benefit plans                                             428           444
  Purchase of treasury stock                                                     (23,085)      (23,085)
                                               --------------------------------------------------------
Balance at June 30, 1999                             ($9,395)         ($541)    ($83,591)     $174,300
                                               ========================================================

Balance at December 31, 1999                         ($8,504)       ($3,171)   ($110,513)     $152,365
  Comprehensive income:
    Net income                                                                                   7,218
      Other-unrealized gain on marketable
       securities, net of $425 tax expense                              790                        790
                                                                                              --------
    Total comprehensive income                                                                   8,008
                                                                                              --------
  Dividends                                                                                     (2,401)
  Release of ESOP shares                                 460                                       741
  Amortization of unearned compensation                  493                                       493
  Stock issued pursuant to benefit plans                                             433           319
  Purchase of treasury stock                                                      (6,177)       (6,177)
                                               --------------------------------------------------------
Balance at June 30, 2000                             ($7,551)       ($2,381)   ($116,257)     $153,348
                                               ========================================================




The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                        For the Six Months
                                                                          Ended June 30,
                                                                      2000             1999
                                                                    --------        ---------
Operating activities:
   Net income                                                         $7,218           $8,466
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities-
      Proceeds from loans sold to others                             129,182          404,033
      Loans originated for sale                                      (93,415)        (243,103)
      Purchases of loans held for sale                               (47,800)         (88,062)
      Principal collection on mortgage loans held for sale               138              425
      Net gain on sale of mortgage loans                              (2,096)          (6,767)
      Decrease in net deferred loan fees                                (184)            (378)
      Provision for loan losses and foreclosed real estate             2,325            2,068
      Gain on sale of branches                                             -           (1,027)
      Depreciation and amortization                                    1,581            1,770
      Net amortization of other assets and liabilities                 2,873            3,807
      Interest reinvested on repurchase agreements                    (2,460)          (5,205)
      Changes in assets and liabilities-
        Decrease (increase) in-
          Accrued interest receivable, net                               675            1,044
          Deferred income taxes                                            -             (339)
          Other assets                                                  (303)          (3,982)
        Increase in-
          Advances from borrowers for taxes and insurance              2,919            3,408
          Accrued interest payable, accrued expenses and other
            liabilities                                                6,436            6,962
                                                                    --------        ---------
            Net cash provided by operating activities                 $7,089          $83,120
                                                                    --------        ---------

                                                                   (continued)


The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                             For the Six Months
                                                                              Ended June 30,
                                                                        2000                 1999
                                                                    -----------            -----------
Investing activities:
   Proceeds from sale of investment securities                        $      -               $94,456
   Proceeds from maturities of investment securities                    35,000                 5,000
   Purchases of investment securities                                        -              (204,534)
   Proceeds from sale of mortgage-backed securities                          -                 5,470
   Principal collected on mortgage-backed securities                    42,016               155,270
   Principal collected on loans                                        133,327               198,216
   Loans originated                                                   (167,220)             (151,243)
   Loans purchased                                                     (18,924)              (31,210)
   Sales of real estate acquired through foreclosure                       662                   827
   Purchases of premises and equipment                                  (1,574)               (2,120)
   Sale of branches                                                          -               (22,124)
   Purchase of business                                                 (1,498)                  -
                                                                    -----------            ----------
         Net cash provided by investing activities                      21,789                48,008
                                                                    -----------            ----------
Financing activities:
   Net decrease in deposits                                            (15,250)              (11,617)
   Repayment of notes payable and other borrowings, net of
   proceeds                                                             (2,282)             (118,932)
   Net purchase of common stock                                         (5,858)              (22,696)
   Cash dividends paid                                                  (2,401)               (2,328)
                                                                    -----------            ----------
         Net cash used in financing activities                         (25,791)             (155,573)
                                                                    -----------            ----------
         Net increase (decrease) in cash and cash equivalents            3,087               (24,445)
Cash and cash equivalents at beginning of period                        61,751               106,677
                                                                    -----------            ----------
Cash and cash equivalents at end of period                             $64,838               $82,232
                                                                    ===========            ==========
Supplemental disclosures of cash flow information:
   Cash paid during the year for-
       Interest                                                        $24,919               $30,529
                                                                    ===========            ==========
       Income taxes                                                     $2,750                $4,600
                                                                    ===========            ==========




The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial condition of Commonwealth Bancorp, Inc. ("Commonwealth" or the "Company") and Subsidiaries at June 30, 2000, and the results of operations, changes in shareholders' equity, and cash flows for the periods presented.

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

      The Company is a Pennsylvania corporation which is the holding company for Commonwealth Bank ("Bank"). Headquartered in Norristown, Pennsylvania, Commonwealth Bank conducts business through 62 full-service offices located in Berks, Bucks, Chester, Delaware, Lehigh, Montgomery, and Philadelphia Counties, Pennsylvania, as well as through ComNet Mortgage Services ("ComNet") and Homestead Mortgage. ComNet, a division of the Bank, conducts business through ten loan origination offices located in Pennsylvania, Maryland, New Jersey, and Virginia. ComNet also originates loans through a network of correspondents, primarily in the eastern United States. ComNet operates under the trade name of Homestead Mortgage in Maryland.

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

3.    Shareholders' Equity

      At June 30, 2000, shareholders' equity totaled $153 million, or 8.0% of assets, compared to $152 million, or 7.9%, at December 31, 1999. The increase in shareholders' equity during the first six months of 2000 was primarily due to an increase in retained earnings offset, in part, by the repurchase of common stock.

      During the first six months of 2000, the Company purchased 0.4 million shares of its common stock, representing purchases of $6 million. During the first six months of 1999, the Company purchased 1.4 million shares of its common stock, representing purchases of $23 million. The repurchased shares were held as treasury stock at June 30, 2000, and are reserved for general corporate purposes and/or issuance pursuant to the Company's stock option plans.

      On June 20, 2000, the Board of Directors declared an $0.11 per share cash dividend for the quarter ended June 30, 2000, which was made payable to shareholders of record at the close of business on June 30, 2000. This dividend was paid on July 14, 2000.

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

      In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No.
133. The adoption of SFAS No. 133, as amended by SFAS No. 138, as of June 30, 2000 would not have had a material impact on the consolidated statements of income or comprehensive income.

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


                                                                            For the Quarter Ended June 30,
                                                                       -----------------------------------------
                                                                           2000                        1999
                                                                       -------------              --------------
Basic weighted average number of common shares outstanding               10,738,767                 12,933,582

Effect of dilutive securities:
    Stock options                                                           209,382                    351,377
    Recognition Plan stock                                                   14,397                     57,593
                                                                       -------------              --------------

Diluted weighted average number of common shares outstanding             10,962,546                 13,342,552
                                                                       =============              ==============

         Basic EPS was $0.35 per common share for the quarter ended June 30, 2000, compared to $0.34 per common share for the quarter ended June 30, 1999. Diluted EPS was $0.35 per common share for the quarter ended June 30, 2000, compared to $0.33 per common share for the quarter ended June 30, 1999.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          For the Six Months Ended June 30,
                                                                       ---------------------------------------
                                                                            2000                     1999
                                                                       ------------              -------------
Basic weighted average number of common shares outstanding              10,804,089                13,144,806

Effect of dilutive securities:
    Stock options                                                          235,184                   330,057
    Recognition Plan stock                                                  18,572                    42,121
                                                                       --------------            -------------

Diluted weighted average number of common shares outstanding            11,057,845                13,516,984
                                                                       ==============            =============


         Basic EPS was $0.67 per common share for the six months ended June 30, 2000, compared to $0.64 per common share for the six months ended June 30, 1999. Diluted EPS was $0.65 per common share for the six months ended June 30, 2000, compared to $0.63 per common share for the six months ended June 30, 1999.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       Segment Reporting

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




                                                                    For the Quarter Ended June 30,
                                     --------------------------------------------------------------------------------------------
                                                        2000                                          1999
                                     ---------------------------------------------       ----------------------------------------
                                     Community          Mortgage                         Community        Mortgage
                                     Banking            Banking            Total         Banking          Banking           Total
                                     ---------------------------------------------       ----------------------------------------
                                                                            (in thousands)

Net interest income after
  provision for loan losses               $16,708           $574        $17,282           $15,728           $1,059          $16,787

Noninterest income:

  Servicing fees                             (614)           803            189              (629)           1,680            1,051

  Net gain on sale of mortgage loans          (96)         1,132          1,036              (101)           2,707            2,606

  Other                                     4,136             91          4,227             4,075              (10)           4,065
                                     ------------       --------     ----------        ----------          -------       ----------
    Total noninterest income                3,426          2,026          5,452             3,345            4,377            7,722
                                     ------------       --------     ----------        ----------          -------       ----------
Noninterest expense:

  Compensation and employee benefits        6,821          1,911          8,732             6,535            2,663            9,198

  Other                                     7,716          1,110          8,826             7,692            1,418            9,110
                                     ------------       --------     ----------        ----------          -------       ----------
    Total noninterest expense              14,537          3,021         17,558            14,227            4,081           18,308
                                     ------------       --------     ----------        ----------          -------       ----------
Income before income taxes                  5,597           (421)         5,176             4,846            1,355            6,201

Income tax provision                        1,518           (147)         1,371             1,323              475            1,798
                                     ------------       --------     ----------        ----------          -------       ----------
Net income                                 $4,079          ($274)        $3,805            $3,523             $880           $4,403
                                     ============       ========     ==========        ==========          =======       ==========

Total assets (period end)              $1,864,134        $49,608     $1,913,742        $1,984,302          $92,762       $2,077,064
                                     ============       ========     ==========        ==========          =======       ==========

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







                                                            For the Six Months Ended June 30,
                                         -------------------------------------------------------------------------------------
                                                        2000                                          1999
                                         ----------------------------------------     ----------------------------------------
                                         Community     Mortgage                       Community      Mortgage
                                         Banking       Banking       Total            Banking        Banking        Total
                                         ----------------------------------------     ----------------------------------------
                                                                        (in thousands)
Net interest income after
  provision for loan losses                $33,139        $1,068      $34,207           $31,092       $2,232       $33,324

Noninterest income:

  Servicing fees                            (1,218)        1,638          420            (1,284)       3,229         1,945

  Net gain on sale of mortgage loans          (235)        2,331        2,096              (233)       7,000         6,767

  Other                                      7,536           303        7,839             6,949          (47)        6,902
                                         ---------     ---------     --------         ---------      -------       -------
    Total noninterest income                 6,083         4,272       10,355             5,432       10,182        15,614
                                         ---------     ---------     --------         ---------      -------       -------
Noninterest expense:

  Compensation and employee benefits        13,695         3,746       17,441            13,404        5,412        18,816

  Other                                     15,040         2,261       17,301            15,104        3,094        18,198
                                         ---------     ---------     --------         ---------      -------       -------
    Total noninterest expense               28,735         6,007       34,742            28,508        8,506        37,014
                                         ---------     ---------     --------         ---------      -------       -------
Income before income taxes                  10,487          (667)       9,820             8,016        3,908        11,924

Income tax provision                         2,835          (233)       2,602             2,090        1,368         3,458
                                         ---------     ---------     --------         ---------      -------       -------
Net income                                  $7,652         ($434)      $7,218            $5,926       $2,540        $8,466
                                         =========     =========     ========         =========      =======       =======

Total assets (period end)              $ 1,864,134       $49,608  $1 ,913,742        $1,984,302      $92,762    $2,077,064
                                       ===========     =========  ===========        ==========      =======    ==========

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       Acquisitions and Divestitures

         On May 1, 2000, Commonwealth announced that its wholly-owned subsidiary, Commonwealth Bank, had reached a definitive agreement with another financial institution regarding the sale of Commonwealth's two branches in Lehigh County, Pennsylvania. The transaction is expected to be completed in the third quarter of 2000. As of June 30, 2000, the two branches had combined deposits of approximately $9 million. In addition to the deposits, it is expected that approximately $4 million of consumer loans will be transferred as part of the transaction.

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

      GENERAL. The Company is a Pennsylvania corporation which is the holding company for the Bank. Commonwealth Bank is a federally chartered stock savings bank, primarily regulated by the Office of Thrift Supervision ("OTS"). The Bank conducts business from its executive offices in Norristown, Pennsylvania and, as of June 30, 2000, 62 full-service branches located in southeast Pennsylvania. ComNet Mortgage Services, a division of the Bank, also located in Norristown, conducts business through ten loan origination offices. In addition to ComNet's offices located in Pennsylvania, Maryland, New Jersey, and Virginia, ComNet also operates under the trade name of Homestead Mortgage in Maryland and conducts business through its wholesale network, which includes correspondents in 13 states.

FINANCIAL CONDITION

      GENERAL. Total assets were $1.9 billion at both June 30, 2000 and December 31, 1999. During the first six months of 2000, decreases in the Company's mortgage-backed securities and investment securities were offset, in part, by increases in loans receivable and mortgage loans held for sale. Total liabilities were $1.8 billion at both June 30, 2000 and December 31, 1999. During the first six months of 2000, decreases in deposits and notes payable and other borrowings were offset, in part, by increases in accrued interest payable, accrued expenses and other liabilities. Shareholders' equity was $153 million as of June 30, 2000, compared to $152 million at December 31, 1999. This increase was primarily the result of a $5 million increase in retained earnings, a $1 million decrease in unearned stock benefit plan compensation and a $1 million decrease in accumulated other comprehensive loss offset, in part, by the $6 million purchase of 0.4 million shares of treasury stock. The increase in retained earnings was primarily related to earnings offset, in part, by cash dividends, during the first six months of 2000.

      MORTGAGE LOANS HELD FOR SALE. Mortgage loans held for sale increased by $12 million, or 49%, from $24 million at December 31, 1999, to $36 million at June 30, 2000. The increase was attributable to an increase in mortgage origination volumes during the latter part of the second quarter of 2000, compared to the latter part of the fourth quarter of 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED


      INVESTMENT SECURITIES. Investment securities decreased by $35 million, or 51%, from $68 million at December 31, 1999, to $33 million at June 30, 2000. The decrease was primarily attributable to the maturity of highly rated short-term corporate bonds.

      Investments in debt and equity securities at June 30, 2000 and December 31, 1999 were as follows:

                                                                               June 30, 2000
                                                ---------------------------------------------------------------------------
                                                       Amortized            Unrealized           Unrealized       Market
                                                          Cost                Gains                Losses          Value
                                                ---------------------------------------------------------------------------
                                                                                     (in thousands)
          Available for sale:
            Mortgage Related Mutual Fund                  $21,363                 $ -                 $380       $20,983
            Equity Investment - Mortgage
             Servicing Partnership                          1,700                   -                    -         1,700
            Other Equity Investments                       11,050                 114                  450        10,714
                                                ---------------------------------------------------------------------------

                            Total                         $34,113                $114                 $830       $33,397
                                               ============================================================================


                                                                             December 31, 1999
                                                ---------------------------------------------------------------------------
                                                        Amortized       Unrealized                Unrealized       Market
                                                           Cost            Gains                    Losses         Value
                                                ---------------------------------------------------------------------------
                                                                                       (in thousands)
          Available for sale:
            Corporate Bonds                                $34,996                  $ -                  $71        $34,925
            Mortgage Related Mutual Fund                    20,751                    -                  272         20,479
            Equity Investment - Mortgage
             Servicing Partnership                           1,700                    -                    -          1,700

            Other Equity Investments                        10,854                  394                  133         11,115
                                                ---------------------------------------------------------------------------

                             Total                         $68,301                 $394                 $476        $68,219
                                                ===========================================================================

      All investment securities are classified as available for sale and are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

      MORTGAGE-BACKED SECURITIES. Mortgage-backed securities decreased by $40 million, or 14%, from $291 million at December 31, 1999, to $251 million at June 30, 2000. The decrease in mortgage-backed securities during the first six months of 2000 was primarily related to repayments and prepayments.

      At June 30, 2000 and December 31, 1999, $171 million, or 68%, and $199 million, or 68%, respectively, of the Company's mortgage-backed securities were insured or guaranteed by the Government National Mortgage Association ("GNMA"), the FHLMC, or the FNMA. As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the GNMA, FHLMC, or the FNMA, and serve to further diversity the Company's mortgage-backed securities portfolio. At June 30, 2000 and December 31, 1999, $80 million, or 32%, and $92 million, or 32%, respectively, of the Company's mortgage-backed securities were private mortgage-backed securities. The following table sets forth the Company's mortgage-backed securities portfolio at the dates indicated.

                                                                       June 30, 2000
                                        ----------------------------------------------------------------------------
                                                Amortized           Unrealized         Unrealized           Market
                                                  Cost                 Gains              Losses            Value
                                        ----------------------------------------------------------------------------
                                                                   (in thousands)
                     Held to maturity:


                       GNMA                       $32,809                 $291              $ 17           $ 33,083

                       FHLMC                       15,920                  275                71             16,124

                       FNMA                        33,580                  159               774             32,965

                       Private                      2,797                    -                 -              2,797
                                        ----------------------------------------------------------------------------
                                 Total            $85,106                 $725             $ 862           $ 84,969
                                        ============================================================================

                     Available for sale:

                       GNMA                       $ 9,115                 $135             $ 191            $ 9,059

                       FHLMC                       30,043                  466               143             30,366

                       FNMA                        39,377                    -               760             38,617

                       CMO and REMIC               90,093                    1             2,456             87,638
                                        ----------------------------------------------------------------------------
                                 Total           $168,628                 $602            $3,550           $165,680
                                        ============================================================================


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS-CONTINUED



                                                               December 31, 1999
                            ----------------------------------------------------------------------------------------
                                               Amortized              Unrealized       Unrealized           Market
                                                  Cost                   Gains            Losses            Value
                            ----------------------------------------------------------------------------------------
                                                                   (in thousands)
Held to maturity:

  GNMA                                           $ 36,136                 $365              $115            $36,386

  FHLMC                                            17,693                   54                75             17,672

  FNMA                                             36,836                  169             1,107             35,898

  Private                                           3,009                    -                 -              3,009
                            ----------------------------------------------------------------------------------------
               Total                             $ 93,674                 $588            $1,297            $92,965
                            ========================================================================================

Available for sale:

  GNMA                                             $9,832                 $161              $287            $ 9,706

  FHLMC                                            41,995                  544               216             42,323

  FNMA                                             44,834                    2               675             44,161

  CMO and REMIC                                   105,415                  135             4,460            101,090
                            ----------------------------------------------------------------------------------------
               Total                             $202,076                 $842            $5,638           $197,280
                            ========================================================================================


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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

       LOANS RECEIVABLE. Loans receivable, net of reserves, deferred loan fees, and unamortized premiums and unaccreted discounts, increased by $53 million, or 4%, during the first six months of 2000, to $1.4 billion at June 30, 2000. The increase was primarily attributable to growth in consumer and commercial loans offset, in part, by a decrease in residential mortgage loans. The following table depicts the composition of the Company's loan portfolio at the dates indicated.


                                                                   June 30,                          December 31,
                                                                     2000                               1999
                                                      ------------------------------------ ---------------------------------
                                                                              % of                                % of
                                                          Amount              Total             Amount            Total
                                                          ------              -----             ------            -----
                                                                             (dollars in thousands)
             Mortgage loans - Residential (1)               $ 851,576          59.73%             $ 860,750        62.70%

             Consumer loans:
               Second mortgages                               223,412          15.67                184,844        13.47
               Equity lines of credit                          28,430           2.00                 30,496         2.22
               Recreational vehicles                           56,763           3.98                 60,998         4.44
               Other                                           49,155           3.45                 45,448         3.31
                                                            ---------         ------              ---------      -------
                 Total consumer loans                         357,760          25.10                321,786        23.44

             Commercial loans:
               Business loans                                 141,462           9.92                113,178         8.24
               Commercial real estate                          65,804           4.62                 66,158         4.82
               Small Business Administration (2)                9,058           0.63                 10,971         0.80
                                                            ---------         ------              ---------      -------
                 Total commercial loans                       216,324          15.17                190,307        13.86
                                                            ---------         ------              ---------      -------

             Total loans receivable                         1,425,660         100.00%             1,372,843       100.00%
                                                            ---------         =======             ---------       =======
             Less:
               Net premium on loans purchased                  (2,061)                               (2,443)
               Allowance for loan losses                       10,581                                10,478
               Deferred loan fees                               3,194                                 3,378
                                                           ----------                            ----------
             Loans receivable, net                         $1,413,946                            $1,361,430
                                                           ==========                            ==========

---------------------------------------

      (1) At June 30, 2000 and December 31, 1999, $341 million, or 40%, and $332 million, or 39%, respectively, of the Company's residential mortgage loans had adjustable interest rates.
      (2) Consists entirely of loans (or securities backed by loans) which are guaranteed by the U.S. Government, with the majority adjusting monthly or quarterly. All such loans or securities were purchased by the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

      Residential mortgage loans totaled $852 million at June 30, 2000, a decrease of $9 million, or 1%, compared to $861 million at December 31, 1999. At June 30, 2000, residential mortgage loans represented 60% of the Company's loan portfolio, compared to 63% at December 31, 1999.

      Total mortgage loans originated and purchased for the six months ended June 30, 2000 totaled $187 million, compared to $369 million for the six months ended June 30, 1999. The $182 million, or 49%, decrease in mortgage originations was primarily due to higher market interest rates. Originations relating to Commonwealth's retail network totaled $128 million during the six months ended June 30, 2000, compared to $272 million for the six months ended June 30, 1999. Commonwealth's Wholesale Lending Department originates loans through a network of correspondent brokers in 13 states. All loans are underwritten using the same criteria as those used for retail originations. Originations relating to Commonwealth's wholesale network totaled $59 million during the six months ended June 30, 2000, compared to $97 million for the six months ended June 30, 1999.

      Consumer loans increased by $36 million, or 11%, from $322 million at December 31, 1999, to $358 million at June 30, 2000. At June 30, 2000, consumer loans represented 25% of the Company's loan portfolio and were comprised of $223 million of second mortgage loans, $28 million of equity lines of credit, $57 million of recreational vehicle loans, and $49 million of other consumer loans. At December 31, 1999, consumer loans represented 23% of total loans and were comprised of $185 million of second mortgage loans, $30 million of equity lines of credit, $61 million of recreational vehicle loans, and $45 million of other consumer loans. Consumer loans are generally considered to have a greater risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain consumer loans are unsecured or involve collateral which is more likely to decline in value than single-family residences.

      Commercial loans increased by $26 million, or 14%, from $190 million at December 31, 1999, to $216 million at June 30, 2000. At June 30, 2000, commercial loans represented 15% of the Company's loan portfolio and were comprised of $141 million of business loans, $66 million of commercial real estate loans, and $9 million of loans guaranteed by the Small Business Administration ("SBA"). At December 31, 1999, commercial loans represented 14% of total loans and were comprised of $113 million of business loans, $66 million of commercial real estate loans, and $11 million of SBA loans. Commercial loans are generally considered to have a greater risk than residential mortgage loans because the risk of borrower default is greater, and the collateral is more likely to decline in value and may be more difficult to liquidate than single-family residences.

      The increase in the consumer and commercial loan portfolios and the decrease in the mortgage loan portfolio, as a percentage of the Company's total loan portfolio, during the first six months of 2000 were in line with the Company's strategy to shift its business mix from that of a traditional thrift institution to one more representative of a community bank.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

      NONPERFORMING ASSETS. The Company's nonperforming assets, which primarily consist of nonaccrual loans, an investment in a mortgage servicing partnership, and real estate and other assets acquired through foreclosure, decreased by $0.6 million from $10.4 million at December 31, 1999, to $9.8 million at June 30, 2000. At June 30, 2000, nonperforming assets represented 0.51% of total assets, compared to 0.54% of total assets at December 31, 1999. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.


                                                        June 30, 2000                   December 31,1999
                                                        -------------                   ----------------
                                                                      (dollars in thousands)
    Mortgage loans - Residential                           $3,187                           $ 4,044
    Consumer loans                                          1,868                             2,355
    Commercial loans                                        1,534                             1,380
                                                            -----                             -----
      Total nonperforming loans                             6,589                             7,779
    Investment securities                                   1,700                             1,700
    Real estate owned and
      other acquired assets, net                            1,491                               923
                                                            -----                             -----
      Total nonperforming assets                           $9,780                           $10,402
                                                           ======                            ======
    Nonperforming loans to total loans held
      for investment                                         0.46%                             0.57%
                                                           ======                            ======
    Total nonperforming assets to total assets               0.51%                             0.54%
                                                           ======                            ======

----------------------------------

      ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $10.6 million at June 30, 2000 compared to $10.5 million at December 31, 1999. It is management's policy to maintain an allowance for estimated loan losses based upon probable inherent losses which have occurred as of the date of the financial statements. In determining the allowance for loan losses, management assesses prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectability of the loan portfolio. At June 30, 2000, the Company's allowance for loan losses amounted to 161% of total nonperforming loans and 0.74% of total loans held for investment, as compared to 135% of total nonperforming loans and 0.76% of total loans held for investment at December 31, 1999. The Company utilizes these percentages as only one of the factors in assessing the adequacy of the allowance for loan losses at various points in time.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

      The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.


                                                      For the Six Months Ended June 30,
                                                      ---------------------------------
                                                          2000                     1999
                                                         -----                    -----
                                                                 (dollars in thousands)
Allowance at beginning of period                       $10,478                   $9,589
Provision for loan losses                                2,325                    2,000
Charge-offs:
  Mortgage loans                                          (99)                    (175)
  Consumer loans                                       (2,196)                    (933)
  Commercial loans                                        (18)                    (745)
                                                       -------                  -------
    Total charge-offs                                  (2,313)                  (1,853)
Recoveries:
  Mortgage loans                                             1                       26
  Consumer loans                                            77                      103
  Commercial loans                                          13                       99
                                                         -----                     ----
    Total recoveries                                        91                      228
                                                         -----                     ----
Allowance at end of period                             $10,581                   $9,964
                                                       =======                   ======

Allowance for loan losses to
  total nonperforming loans
  at end of period                                      160.60%                  144.97%
                                                       =======                   ======
Allowance for loan losses to
  total loans held for investment
  at end of period                                        0.74%                    0.75%
                                                       =======                   ======

-------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

      INTANGIBLE ASSETS. Intangible assets are comprised of the excess of cost over net assets acquired ("Goodwill") and core deposit intangibles ("CDI"). The Company's intangible assets were recorded in connection with the acquisition of certain business interests of Tyler Consulting, Inc. during the first quarter of 2000, the acquisition of twelve former Meridian branches in 1996, and the acquisition of four former Fidelity Federal branches in 1995. On June 28,1999, Commonwealth sold two of the former Meridian branches, which resulted in a $1.4 million and $0.6 million reduction in Goodwill and CDI, respectively.

      Intangible assets decreased by $0.1 million to $32.9 million at June 30, 2000, compared to $33.0 million at December 31, 1999. The decrease was related to the amortization of intangible assets during the six months ended June 30, 2000 offset, in part, by the acquisition of certain business interests of Tyler Consulting, Inc. during the first quarter of 2000.

      DEPOSITS. Deposits decreased by $15 million to $1.488 billion, at June 30, 2000, compared to $1.504 billion at December 31, 1999. The decrease was primarily related to a decrease in certificates of deposit offset, in part, by an increase in demand and money market deposits.

      BORROWINGS. The Company's borrowings consist primarily of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank ("FHLB"). Repurchase agreements decreased by $35 million, or 35%, to $65 million at June 30, 2000, from $100 million at December 31, 1999. This decrease was offset, in part, by an $18 million, or 15%, increase in FHLB advances and a $12 million, or 130%, increase in the Company's commercial repurchase product. The Company's borrowings are used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business.

      ACCRUED INTEREST PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES ("OTHER LIABILITIES"). Other liabilities increased by $7 million, or 36%, to $28 million at June 30, 2000, from $21 million at December 31, 1999. The increase was primarily related to an increase in accrued interest payable.

      SHAREHOLDERS' EQUITY. At June 30, 2000, shareholders' equity equaled $153 million, compared to $152 million at December 31, 1999. This increase was primarily the result of the $5 million increase in retained earnings during the first six months of 2000, a $1 million decrease in unearned stock benefit plan compensation and a $1 million decrease in accumulated other comprehensive loss offset, in part, by the $6 million purchase of 0.4 million shares of treasury stock. The $5 million increase in retained earnings was the result of earnings of $7 million offset, in part, by cash dividends of $2 million during the first six months of 2000. The repurchased shares were held as treasury stock as of June 30, 2000, and are reserved for general corporate purposes and/or issuance pursuant to the Company's stock option plans. At June 30, 2000, shareholders' equity represented 8.0% of assets, compared to 7.9% at December 31, 1999. The Bank's core and risk-based capital ratios were 6.4% and 10.7%, respectively, at June 30, 2000, compared to 6.4% and 11.3%, respectively, at December 31, 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

      REGULATORY CAPITAL REQUIREMENTS.

The following table sets forth the Bank's compliance with applicable regulatory capital requirements at June 30, 2000:


                                                                                                   To Be Well
                                                                       Minimum                     Capitalized
                                                                       For Capital                 For Prompt
                                                                       Adequacy                    Corrective Action
                                          Actual                       Purposes                    Provisions
                            --------------------------------------------------------------------------------------------
                               Ratio            Amount            Ratio        Amount            Ratio        Amount
                            --------------------------------------------------------------------------------------------
(dollars in thousands)

Shareholders' equity,
   and ratio to OTS
   total assets                 7.9%        $  150,339
                           ---------

Intangible assets                              (32,927)

Unrealized loss on
   available for sale
   securities, net of tax                        2,456
                                            ----------

Tangible capital,
   and ratio to OTS
   adjusted total assets        6.4%        $  119,868           1.5%       $28,264
                           ---------        ==========        -------       =======

Core capital,
   and ratio to OTS
   adjusted total assets        6.4%        $  119,868           3.0%       $56,529          5.0%          $ 94,215
                           ---------        ==========        -------      ========          ----          ========

Core capital,
   and ratio to OTS
   risk-weighted assets         9.8%        $  119,868                                       6.0%          $ 73,287
                           ---------        ----------                                    -------          ========

Allowance for loan losses                       10,581
                                            ----------

Supplementary capital                           10,581
                                            ----------

Total risk-based capital,
   and ratio to OTS
   risk-weighted assets (1)    10.7%        $  130,449           8.0%      $97,716          10.0%          $122,145
                           ---------        ==========        -------      =======          -----          ========


OTS total assets                            $1,914,769
                                            ==========

OTS adjusted total assets                   $1,884,298
                                            ==========

OTS risk-weighted assets                    $1,221,448
                                            ==========


-----------------------------

(1) Does not reflect the interest rate risk component to the risk-based capital requirement, which is not yet effective.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                             Average Balance Sheets




                                                                         Quarter Ended June 30,
                                              ------------------------------------      ------------------------------------
                                                              2000                                     1999
                                              ------------------------------------      ------------------------------------
                                                                          Average                                  Average
         (dollars in thousands)                Average                    Yield /        Average                   Yield /
                                               Balance      Interest        Cost         Balance     Interest       Cost
                                              ----------    ---------    --------       ---------    --------      --------
         Loans receivable:
           Mortgage loans                       $876,246      $16,049           7.37%     $945,495     $17,026          7.22%
           Consumer loans                        344,857        7,861           9.17%      269,979       6,005          8.92%
           Commercial loans                      202,822        4,514           8.95%      148,777       3,192          8.61%
                                              ----------     --------        --------    ---------     -------        -------
             Total loans receivable            1,423,925       28,424           8.03%    1,364,251      26,223          7.71%
                                              ----------     --------        --------    ---------     -------        -------
         Mortgage-backed securities              259,483        4,477           6.94%      397,050       6,559          6.63%
         Investment securities                    38,169          587           6.19%      198,395       2,485          5.02%
         Other earning assets                     17,989          496          11.09%       50,956         855          6.73%
                                              ----------     --------        --------    ---------     -------        -------
         Total interest-earning assets         1,739,566       33,984           7.86%    2,010,652      36,122          7.21%
         Noninterest-earning assets              148,982     --------        --------      150,588     -------        -------
                                              ----------                                 ---------
           Total assets                       $1,888,548                                $2,161,240
                                              ==========                                ==========
          Deposits:
            Demand deposits                     $745,777        4,379           2.36%     $742,316       4,251          2.30%
            Savings deposits                     225,194        1,238           2.21%      232,759       1,284          2.21%
            Certificates of deposit              523,616        6,610           5.08%      631,912       8,017          5.09%
                                              ----------     --------        --------    ---------     -------        -------
              Total deposits                   1,494,587       12,227           3.29%    1,606,987      13,552          3.38%
                                              ----------     --------        --------    ---------     -------        -------
          Notes payable and other borrowings:
            FHLB Advances                        128,473        1,949           6.10%      179,648       2,338          5.22%
            Repurchase agreements                 69,121        1,024           5.96%      140,000       2,322          6.65%
            Other borrowings                      14,942          187           5.03%        8,070          84          4.18%
                                              ----------     --------        --------    ---------     -------        -------
              Total borrowings                   212,536        3,160           5.98%      327,718       4,744          5.81%
                                              ----------     --------        --------    ---------     -------        -------
         Total interest-bearing liabilities    1,707,123      $15,387           3.63%    1,934,705     $18,296          3.79%
         Noninterest-bearing liabilities          31,420     --------        --------       42,765     -------        -------
                                              ----------                                 ---------
           Total liabilities                   1,738,543                                 1,977,470
         Shareholders' equity                    150,005                                   183,770
                                              ----------                                 ---------
           Total liabilities and equity       $1,888,548                                $2,161,240
                                              ==========                                ==========
         Yield on interest earning assets                                       7.86%                                   7.21%

         Cost of supporting funds                                               3.56%                                   3.65%

         Net interest margin:
             Taxable equivalent basis                         $18,597           4.30%                  $17,826          3.56%
             Without taxable equivalent adjs.                 $18,482           4.27%                  $17,787          3.55%






                                                                             Six Months Ended June 30,
                                                   --------------------------------------     -------------------------------------
                                                                   2000                                       1999
                                                   --------------------------------------     -------------------------------------
                                                                               Average                                    Average
         (dollars in thousands)                     Average                    Yield /        Average                     Yield /
                                                    Balance      Interest       Cost          Balance       Interest       Cost
                                                   ---------     --------      -------       ---------      -------       --------
         Loans receivable:
           Mortgage loans                            $875,863      $31,945          7.33%       $981,001      $35,058          7.21%
           Consumer loans                             335,757       15,147          9.07%        257,104       11,376          8.92%
           Commercial loans                           198,375        8,748          8.87%        142,857        6,054          8.55%
                                                    ---------     --------        -------      ---------      -------        -------
             Total loans receivable                 1,409,995       55,840          7.96%      1,380,962       52,488          7.66%
                                                    ---------     --------        -------      ---------      -------        -------
         Mortgage-backed securities                   270,314        9,327          6.94%        439,641       14,489          6.65%
         Investment securities                         53,312        1,630          6.15%        153,124        3,862          5.09%
         Other earning assets                          18,145          971         10.76%         60,032        1,896          6.37%
                                                    ---------     --------        -------      ---------      -------        -------
         Total interest-earning assets              1,751,766       67,768          7.78%      2,033,759       72,735          7.21%
         Noninterest-earning assets                   146,729     --------        -------        153,565      -------        -------
                                                    ---------                                  ---------
           Total assets                            $1,898,495                                 $2,187,324
                                                   ==========                                 ==========
          Deposits:
            Demand deposits                          $737,763        8,699          2.37%       $725,767        8,408          2.34%
            Savings deposits                          223,672        2,463          2.21%        230,177        2,534          2.22%
            Certificates of deposit                   537,681       13,413          5.02%        645,669       16,394          5.12%
                                                    ---------     --------        -------      ---------      -------        -------
              Total deposits                        1,499,116       24,575          3.30%      1,601,613       27,336          3.44%
                                                    ---------     --------        -------      ---------      -------        -------
          Notes payable and other borrowings:
            FHLB Advances                             123,314        3,646          5.95%        200,776        5,208          5.23%
            Repurchase agreements                      82,747        2,461          5.98%        145,105        4,707          6.54%
            Other borrowings                           12,015          301          5.04%          5,245          115          4.42%
                                                    ---------     --------        -------      ---------      -------        -------
              Total borrowings                        218,076        6,408          5.91%        351,126       10,030          5.76%
                                                    ---------     --------        -------      ---------      -------        -------
         Total interest-bearing liabilities         1,717,192      $30,983          3.63%      1,952,739      $37,366          3.86%
         Noninterest-bearing liabilities               30,515     --------        -------         47,935      -------        -------
                                                    ---------                                  ---------
           Total liabilities                        1,747,707                                  2,000,674
         Shareholders' equity                         150,788                                    186,650
                                                    ---------                                  ---------
           Total liabilities and equity            $1,898,495                                 $2,187,324
                                                   ==========                                 ==========
         Yield on interest earning assets                                           7.78%                                      7.21%

         Cost of supporting funds                                                   3.56%                                      3.70%

         Net interest margin:
             Taxable equivalent basis                              $36,785          4.22%                     $35,369          3.51%
             Without taxable equivalent adjs.                      $36,532          4.19%                     $35,324          3.50%




Note: Interest and yields were calculated on a taxable equivalent basis, using a 35% tax rate and the actual number of days in the periods. Loan fees, as well as nonaccrual loans and their related inco have been included in the calculation of average interest yields/rates.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

      GENERAL. Net income was $3.8 million, or $0.35 per common share on a diluted basis, for the second quarter of 2000, compared to net income of $4.4 million, or $0.33 per common share on a diluted basis, for the second quarter of 1999. The second quarter 1999 financial results reflected a $0.7 million (after-tax) gain on the sale of two branches in Lebanon County, Pennsylvania. This gain was offset, in part, by a $0.3 million (after-tax) charge relating to certain assets acquired in the 1996 acquisition of 12 branches in Lebanon and Berks Counties, Pennsylvania. Exclusive of these items, net income would have been $4.0 million, or $0.30 per share on a diluted basis, for the quarter ended June 30, 1999.

      For the six months ended June 30, 2000, net income was $7.2 million, or $0.65 per common share on a diluted basis, compared to net income of $8.5 million, or $0.63 per common share on a diluted basis, for the six months ended June 30, 1999. Exclusive of the above items which affected the second quarter 1999 financial results, net income would have been $8.1 million, or $0.60 per share on a diluted basis, for the six months ended June 30, 1999.

         On a business segment basis, net income from Community Banking, exclusive of the above items, increased from $3.1 million, or $0.23 per common share, in the second quarter of 1999, to $4.1 million, or $0.37 per common share, in the second quarter of 2000. Net income from Mortgage Banking decreased from $0.9 million, or $0.07 per common share, in the second quarter of 1999, to a loss of $0.3 million, or $0.02 per common share, in the second quarter of 2000.

      Net income from Community Banking, exclusive of the above items, increased from $5.5 million, or $0.41 per common share, for the six months ended June 30, 1999, to $7.7 million, or $0.69 per common share, for the six months ended June 30, 2000. Net income from Mortgage Banking decreased from $2.5 million, or $0.19 per common share, for the six months ended June 30, 1999, to a loss of $0.4 million, or $0.04 per common share, for the six months ended June 30, 2000.

      NET INTEREST INCOME. Net interest income was $18.5 million in the second quarter of 2000, compared to $17.8 million in the second quarter of 1999. For the six months ended June 30, 2000, net interest income was $36.5 million, versus $35.3 million for the comparable period in 1999. These increases were primarily attributable to a higher net interest margin, which was partially offset by a decrease in average interest earning assets.

      Average interest-earning assets totaled $1.7 billion and $1.8 billion for the second quarter and six months ended June 30, 2000, respectively. This compared to $2.0 billion for both the second quarter and six months ended June 30, 1999. The decreases in interest-earning assets were due primarily to decreases in the Company's mortgage-backed securities and investment securities offset, in part, by increases in consumer and commercial loans.

      The net interest margin on a fully taxable equivalent basis was 4.30% in the second quarter of 2000, compared to 3.56% in the second quarter of 1999. The increase was primarily attributable to a 0.65% increase in the yield on interest-earning assets, which was primarily attributable to higher market interest rates and a favorable change in investment mix, involving an increase in higher yielding consumer and commercial loans, and a decrease in lower yielding mortgage loans and securities. Also contributing to the increase in net interest margin was a 0.16% decrease in the cost of interest-bearing liabilities. The decrease in the cost of interest-bearing liabilities was primarily related to a favorable change in funding mix, involving an increase in lower costing demand and money market deposits, and a decrease in higher costing certificates and wholesale borrowings.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

      For the six months ended June 30, 2000, the net interest margin on a fully taxable equivalent basis was 4.22%, versus 3.51% in the comparable 1999 period. The increase was primarily attributable to a 0.57% increase in the yield on interest-earning assets, which was primarily attributable to the same factors responsible for the increase in the second quarter of 2000. Also contributing to the increase in net interest margin was a 0.23% decrease in the cost of interest-bearing liabilities. The decrease in the cost of interest-bearing liabilities was primarily related to the same factors responsible for the decrease in the second quarter of 2000.

      PROVISION FOR LOAN LOSSES. Provision for loan losses totaled $1.2 million and $2.3 million in the second quarter and six months ended June 30, 2000, respectively. The provision for loan losses totaled $1.0 million and $2.0 million in the second quarter and six months ended June 30, 1999, respectively. At June 30, 2000, the allowance for loan losses totaled $10.6 million, or 0.74% of loans, compared to $10.0 million, or 0.75%, at June 30, 1999, and $10.5 million, or 0.76% of loans, at December 31, 1999.

      NONINTEREST INCOME. Noninterest income totaled $5.5 million in the second quarter of 2000, compared to $7.7 million in the second quarter of 1999. The decrease reflected a $1.6 million decrease in the net gain on sale of mortgage loans, which was primarily attributable to a decrease in mortgage originations due to generally higher market interest rates. Also during the second quarter of 2000, servicing fees decreased by $0.9 million relating to the sale of mortgage servicing rights during the third quarter of 1999. Also contributing to the decrease was a $1.0 million gain on the sale of two branches in Lebanon County, Pennsylvania, during the second quarter of 1999. The above decreases were partially offset by a $0.6 million increase in deposit fees and related income, primarily relating to an increase in transaction accounts, and revenue relating to the acquisition of certain business interests of Tyler Consulting, Inc. during the first quarter of 2000.

      Noninterest income was $10.4 million for the first six months of 2000, compared to $15.6 million for the same 1999 period. The decrease was primarily attributable to the same factors responsible for the decrease in the second quarter of 2000.

      NONINTEREST EXPENSE. Noninterest expense was $17.6 million in the second quarter of 2000, compared to $18.3 million in the second quarter of 1999. The decrease was primarily attributable to a decrease in mortgage banking expenses and a $0.5 million nonrecurring charge in the second quarter of 1999 relating to certain assets acquired in the 1996 acquisition of 12 branches in Lebanon and Berks Counties, Pennsylvania.

      Noninterest expense was $34.7 million for the six months ended June 30, 2000, compared to $37.0 million for the same period in 1999. The decrease was primarily attributable to the same factors responsible for the decrease in the second quarter of 2000, as well as lower expenses relating to certain stock benefit plans.

      PROVISION FOR INCOME TAXES. Provision for income taxes was $1.4 million, or 26.5% of income before income taxes in the second quarter of 2000, compared to $1.8 million, or 29%, in the second quarter of 1999. For the first six months of 2000, provision for income taxes was $2.6 million, or 26.5% of income before income taxes, compared to $3.5 million, or 29%, in the first six months of 1999. The decrease in the effective tax rate in the second quarter and first six months of 2000, relative to the comparable periods in 1999, was primarily attributable to lower pre-tax income, which resulted in a higher relative percentage of tax-advantaged income to total income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Commonwealth utilizes simulation models to analyze the estimated effects on net interest income under multiple interest rate scenarios, including increases and decreases in interest rates amounting to 100, 200, and 300 basis points. Each scenario is modeled for a change in net interest income over a two year period. Similar simulation models are prepared to analyze the Company's net asset value, which is the present value of the cash flows generated by the Company's assets minus the present value of the cash flows generated by the Company's liabilities, plus or minus the net cash flows produced by off-balance sheet contracts. At June 30, 2000, the Company's income simulation model indicates net interest income would decrease by 1.90% over a two year period if interest rates increased by 200 basis points. The model projects that net interest income would decrease by 1.65% over a two year period if rates decreased by 200 basis points. The anticipated changes in the level of net interest income and net asset value over the various scenarios were within limits approved by the Company's Board of Directors.

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

      Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value of portfolio equity is significantly impacted by the estimated effect of prepayments on the value of loans and mortgage-backed securities. Further, this analysis is based on the Company's assets, liabilities, and off-balance-sheet instruments at June 30, 2000, and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
         There are no material legal proceedings, other than as previously reported in the Company's Form 10-Q for the quarter ended March 31, 2000 or the Company's 1999 Annual Report on Form 10-K, to which the Company or any of its subsidiaries is a party, or to which any of their property is subject, other than proceedings routine to the business of the Company and its subsidiaries.

Item 2.  Changes in Securities
         ---------------------
         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company held its Annual Meeting of Stockholders on April 18, 2000. The results of the vote on matters submitted to stockholders at the meeting were previously reported in the Company's Form 10-Q for the quarter ended March 31, 2000.

Item 5.  Other Information
         -----------------
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         a)   Exhibit

              (27)  Financial Data Schedule

         b) On April 19, 2000, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the first quarter of 2000. On May 2, 2000, the Company filed a Current Report on Form 8-K to report under
         Item 5, that its wholly-owned subsidiary, Commonwealth Bank, has reached a definitive agreement with another financial institution regarding the sale of Commonwealth's two branches in Lehigh County, Pennsylvania. On June 21, 2000, the Company filed a Current Report on Form 8-K to report under Item 5, the commencement of the stock repurchase program and its declared cash dividend. On July 20, 2000, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the second quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMMONWEALTH BANCORP, INC.



DATE: August 7, 2000                      /s/ Charles H. Meacham
                                         --------------------------------------
                                         Charles H. Meacham
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)

DATE: August 7, 2000                      /s/ Charles M. Johnston
                                         --------------------------------------
                                         Charles M. Johnston
                                         Senior Vice President and Chief
                                         Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)