Form 10-Q
period 2000-09-30
COMMONWEALTH BANCORP INC
filed 2000-11-13
CIK 1005126

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended..................................September 30, 2000

                                        OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from..................to.......................

       Commission File No................................................0-27942

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


               Registrant's telephone number,including area code:
                                 (610) 313-1600
                                 ---------------

       Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 2, 2000, there were 18,068,127 issued and 11,421,553 outstanding shares of the Registrant's Common Stock.

                 Commonwealth Bancorp, Inc. and Subsidiaries

                              TABLE OF CONTENTS


     Item                                                                                                         Page
      No.                                                                                                         No.
      ---                                                                                                         ---


                 PART I - CONSOLIDATED FINANCIAL INFORMATION

       1         Consolidated Financial Statements

                 Consolidated Balance Sheets at September 30, 2000 and December 31, 1999                           3

                 Consolidated Statements of Income for the Quarter and Nine Month
                   Periods Ended September 30, 2000 and 1999                                                       4

                 Consolidated Statements of Changes in Shareholders' Equity for the Nine Month
                   Periods Ended September 30, 2000 and 1999                                                       5

                 Consolidated Statements of Cash Flows for the Nine Month
                   Periods Ended September 30, 2000 and 1999                                                       6

                 Notes to Consolidated Financial Statements                                                        8

       2         Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                                      14

       3         Quantitative and Qualitative Disclosures about Market Risk                                        27


                 PART II - OTHER INFORMATION

       1         Legal Proceedings                                                                                 28

       2         Changes in Securities                                                                             28

       3         Default Upon Senior Securities                                                                    28

       4         Submission of Matters to a Vote of Security Holders                                               28

       5         Other Information                                                                                 28

       6         Exhibits and Reports on Form 8-K                                                                  28

                 Signatures                                                                                        29


                   Commonwealth Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)



                                                                                     September 30,           December 31,
                                                                                         2000                    1999
                                                                                -------------------        ---------------
Assets:                                                                                (Unaudited)
Cash and due from banks                                                                    $57,638            $54,677
Interest-bearing deposits                                                                     -                 3,499
Short-term investments available for sale                                                       48              3,575
Mortgage loans held for sale                                                                33,029             24,005
Investment securities
   Securities available for sale (cost of $12,815
     and $68,301, respectively), at market value                                            13,347             68,219
Mortgage-backed securities
   Securities held to maturity (market value of $ -
     and $92,965, respectively), at cost                                                      -                93,674
   Securities available for sale (cost of $213,808
     and $202,076, respectively), at market value                                          211,838            197,280
Loans receivable, net                                                                    1,414,833          1,361,430
Accrued interest receivable, net                                                             9,150              9,499
FHLB stock, at cost                                                                         18,400             18,400
Premises and equipment, net                                                                 15,456             15,535
Intangible assets                                                                           31,688             33,048
Other assets, including net deferred taxes of $6,197
   and $7,460, respectively                                                                 38,731             39,555
                                                                                       ------------      -------------
                         Total assets                                                   $1,844,158         $1,922,396
                                                                                       ============      =============

Liabilities:
Deposits                                                                                $1,432,651         $1,503,746
Notes payable and other borrowings:
   Secured notes due to Federal Home Loan Bank of Pittsburgh                               173,256            127,000
   Securities sold under agreements to repurchase                                           25,000            100,000
   Other borrowings                                                                         18,974              9,076
Advances from borrowers for taxes and insurance                                              6,250              9,326
Accrued interest payable, accrued expenses and other liabilities                            30,857             20,883
                                                                                       ------------      -------------
                         Total liabilities                                               1,686,988          1,770,031
                                                                                       ------------      -------------

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.10 par value; 5,000,000 shares
   authorized; none issued                                                                    -                  -
Common stock, $0.10 par value; 30,000,000 shares authorized;
    18,068,127 shares issued and 11,495,653 outstanding at September 30, 2000
    18,068,127 shares issued and 11,934,695 outstanding at December 31, 1999                 1,807              1,807
Additional paid-in capital                                                                 137,402            136,966
Retained earnings                                                                          143,258            135,780
Unearned stock benefit plan compensation                                                    (7,073)            (8,504)
Accumulated other comprehensive loss                                                          (918)            (3,171)
Treasury stock, at cost; 6,572,474 and 6,133,432 shares, respectively                     (117,306)          (110,513)
                                                                                       ------------      -------------
                         Total shareholders' equity                                        157,170            152,365
                                                                                       ------------      -------------
                         Total liabilities and shareholders' equity                     $1,844,158         $1,922,396
                                                                                       ============      =============

The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
               (in thousands, except share and per share amounts)







                                                                         For the Quarter                 For the Nine Months
                                                                       Ended September 30,               Ended September 30,
                                                                     2000             1999            2000               1999
                                                              ---------------    -------------    ------------    --------------
                                                                         (Unaudited)                        (Unaudited)

Interest income:
  Interest on loans                                                  $29,149          $26,270         $84,871            $78,713
  Interest and dividends on deposits and money
     market investments                                                  506            1,025           1,477              2,921
  Interest on investment securities                                      262            1,616           1,757              5,478
  Interest on mortgage-backed securities                               4,191            5,719          13,518             20,208
                                                              ---------------    -------------    ------------    ---------------

                  Total interest income                               34,108           34,630         101,623            107,320

Interest expense:
  Interest on deposits                                                12,206           12,911          36,781             40,247
  Interest on notes payable and other borrowings                       3,486            4,079           9,894             14,109
                                                              ---------------    -------------    ------------    ---------------

                  Total interest expense                              15,692           16,990          46,675             54,356
                                                              ---------------    -------------    ------------    ---------------

                  Net interest income                                 18,416           17,640          54,948             52,964

Provision for loan losses                                              1,300            1,000           3,625              3,000
                                                              ---------------    -------------    ------------    ---------------

                  Net interest income after
                       provision for loan losses                      17,116           16,640          51,323             49,964

Noninterest income:
  Deposit fees and related income                                      3,040            2,557           8,700              7,237
  Servicing fees                                                         181              873             601              2,818
  Net gain on sale of mortgage loans                                   1,565            2,276           3,661              9,043
  Net gain (loss) on sale of securities                                   45             (250)             45               (250)
  Other                                                                1,186            2,379           3,365              4,601
                                                              ---------------    -------------    ------------    ---------------

                  Total noninterest income                             6,017            7,835          16,372             23,449
                                                              ---------------    -------------    ------------    ---------------

Noninterest expense:
  Compensation and employee benefits                                   8,960            9,212          26,401             28,028
  Occupancy and office operations                                      2,747            3,170           8,158              8,675
  Amortization of intangible assets                                    1,239            1,156           3,689              3,666
  Other                                                                4,704            4,799          14,144             14,982
                                                              ---------------    -------------    ------------    ---------------

                  Total noninterest expense                           17,650           18,337          52,392             55,351
                                                              ---------------    -------------    ------------    ---------------

                  Income before income taxes                           5,483            6,138          15,303             18,062

Income tax provision                                                   1,453            1,780           4,055              5,238
                                                              ---------------    -------------    ------------    ---------------

Net income                                                            $4,030           $4,358         $11,248            $12,824
                                                              ===============    =============    ============    ===============

Basic weighted average number of shares outstanding               10,739,425       11,485,514      10,782,377         12,585,631
                                                              ===============    =============    ============    ===============

Basic earnings per share                                               $0.38            $0.38           $1.04              $1.02
                                                              ===============    =============    ============    ===============

Diluted weighted average number of shares outstanding             11,009,790       11,983,616      11,041,710         13,000,245
                                                              ===============    =============    ============    ===============

Diluted earnings per share                                             $0.37            $0.36           $1.02              $0.99
                                                              ===============    =============    ============    ===============

The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                 (in thousands)
                                   (Unaudited)




                                                Common                 Additional
                                                Shares       Common      Paid-In      Retained
                                             Outstanding     Stock      Capital       Earnings
--------------------------------------------------------------------------------------------------
Balance at December 31, 1998                     14,721     $1,806      $135,588     $123,917
  Comprehensive income:
    Net income                                                                         12,824
      Other-unrealized loss on marketable
       securities, net of $2,280 tax benefit

    Total comprehensive income

  Dividends                                                                            (3,344)
  Release of ESOP shares                                                     611
  Amortization of unearned compensation
  Stock issued pursuant to benefit plans             55          1           (75)
  Purchase of treasury stock                     (2,830)
                                               ---------------------------------------------------
Balance at September 30, 1999                    11,946     $1,807      $136,124     $133,397
                                               ===================================================


Balance at December 31, 1999                     11,935     $1,807      $136,966     $135,780
  Comprehensive income:
    Net income                                                                         11,248
      Other-unrealized gain on marketable
       securities, net of $1,213 tax expense

    Total comprehensive income

  Dividends                                                                            (3,592)
  Release of ESOP shares                                                     387
  Amortization of unearned compensation
  Stock issued pursuant to benefit plans             31                       49         (178)
  Purchase of treasury stock                       (470)
                                               ---------------------------------------------------
Balance at September 30, 2000                    11,496     $1,807      $137,402     $143,258
                                               ===================================================

                                                                       Accumulated
                                                        Stock             Other
                                                     Benefit Plan     Comprehensive    Treasury
                                                     Compensation     Income (Loss)     Stock         Total
---------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                            ($10,666)           $2,467     ($60,934)      $192,178
  Comprehensive income:
    Net income                                                                                          12,824
      Other-unrealized loss on marketable
       securities, net of $2,280 tax benefit                                (4,234)                     (4,234)
                                                                                                      ---------
    Total comprehensive income                                                                           8,590
                                                                                                      ---------
  Dividends                                                                                             (3,344)
  Release of ESOP shares                                     690                                         1,301
  Amortization of unearned compensation                    1,090                                         1,090
  Stock issued pursuant to benefit plans                                                    655            581
  Purchase of treasury stock                                                            (50,103)       (50,103)
                                                ---------------------------------------------------------------
Balance at September 30, 1999                            ($8,886)          ($1,767)   ($110,382)      $150,293
                                                ===============================================================


Balance at December 31, 1999                             ($8,504)          ($3,171)   ($110,513)      $152,365
  Comprehensive income:
    Net income                                                                                          11,248
      Other-unrealized gain on marketable
       securities, net of $1,213 tax expense                                 2,253                       2,253
                                                                                                      ---------
    Total comprehensive income                                                                          13,501
                                                                                                      ---------
  Dividends                                                                                             (3,592)
  Release of ESOP shares                                     690                                         1,077
  Amortization of unearned compensation                      741                                           741
  Stock issued pursuant to benefit plans                                                    482            353
  Purchase of treasury stock                                                             (7,275)        (7,275)
                                                ---------------------------------------------------------------
Balance at September 30, 2000                            ($7,073)            ($918)   ($117,306)      $157,170
                                                ===============================================================

The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)



                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                                 2000          1999
                                                                             ------------  -------------
                                                                                    (Unaudited)
Operating activities:
   Net income                                                                    $11,248       $12,824
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities-
      Proceeds from loans sold to others                                         227,213       545,972
      Loans originated for sale                                                 (157,603)     (322,813)
      Purchases of loans held for sale                                           (77,805)     (121,975)
      Principal collection on mortgage loans held for sale                           220           598
      Net gain on sale of mortgage loans                                          (3,661)       (9,043)
      Decrease in net deferred loan fees                                            (247)         (393)
      Provision for loan losses and foreclosed real estate                         3,567         3,110
      (Gain) loss on sale of securities                                              (45)          250
      Gain on sale of branches                                                         -        (1,027)
      Depreciation and amortization                                                2,456         2,570
      Net amortization of other assets and liabilities                             4,521         5,034
      Gain on sale of mortgage servicing rights                                        -        (1,646)
      Interest reinvested on repurchase agreements                                (3,440)       (4,903)
      Changes in assets and liabilities-
        Decrease (increase) in-
          Accrued interest receivable, net                                           349         1,094
          Deferred income taxes                                                        -          (339)
          Other assets                                                            (1,700)       (3,633)
        (Decrease) increase in-
          Advances from borrowers for taxes and insurance                         (3,076)      (13,508)
          Accrued interest payable, accrued expenses and other liabilities         8,974         7,471
                                                                             ------------  ------------
            Net cash provided by operating activities                            $10,971       $99,643
                                                                             ------------  ------------


                                                                     (continued)



The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)




                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                      2000           1999
                                                                                 --------------  ------------
                                                                                          (Unaudited)
Investing activities:
   Proceeds from sale of investment securities                                      $21,114         $187,062
   Proceeds from maturities of investment securities                                 35,000            5,000
   Purchases of investment securities                                                     -         (219,588)
   Proceeds from sale of mortgage-backed securities                                  21,883            5,470
   Principal collected on mortgage-backed securities                                 60,462          194,740
   Principal collected on loans                                                     206,661          273,417
   Loans originated                                                                (235,066)        (228,771)
   Loans purchased                                                                  (25,633)         (47,868)
   Sales of real estate acquired through foreclosure                                  1,309            1,444
   Purchases of premises and equipment                                               (2,253)          (2,262)
   Sale of branches                                                                       -          (22,134)
   Net proceeds from sale of mortgage servicing rights                                    -            3,984
   Purchase of business                                                              (1,498)               -
                                                                                 -----------     ------------
         Net cash provided by investing activities                                   81,979          150,494
                                                                                 -----------     ------------

Financing activities:
   Net decrease in deposits                                                         (71,095)         (55,148)
   Repayment of notes payable and other borrowings, net of proceeds                 (15,406)        (163,105)
   Net purchase of common stock                                                      (6,922)         (49,577)
   Cash dividends paid                                                               (3,592)          (3,344)
                                                                                 -----------     ------------
         Net cash used in financing activities                                      (97,015)        (271,174)
                                                                                 -----------     ------------
         Net decrease in cash and cash equivalents                                   (4,065)         (21,037)
Cash and cash equivalents at beginning of period                                     61,751          106,677
                                                                                 -----------     ------------
Cash and cash equivalents at end of period                                          $57,686          $85,640
                                                                                 ===========     ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for-
       Interest                                                                     $38,896          $45,210
                                                                                 ===========     ============
       Income taxes                                                                  $4,500           $6,350
                                                                                 ===========     ============


The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

       In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial condition of Commonwealth Bancorp, Inc. ("Commonwealth" or the "Company") and Subsidiaries at September 30, 2000, and the results of operations, changes in shareholders' equity, and cash flows for the periods presented.

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

       The Company is a Pennsylvania corporation which is the holding company for Commonwealth Bank ("Bank"). Headquartered in Norristown, Pennsylvania, Commonwealth Bank conducts business through 60 full-service offices located in Berks, Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties, Pennsylvania, as well as through ComNet Mortgage Services ("ComNet"). ComNet, a division of the Bank, conducts business through loan origination offices located in Pennsylvania, Maryland and New Jersey. ComNet also originates loans through a network of correspondents, primarily in the eastern United States.

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

3.     Shareholders' Equity

       At September 30, 2000, shareholders' equity totaled $157 million, or 8.5% of assets, compared to $152 million, or 7.9%, at December 31, 1999. This increase was primarily the result of a $7 million increase in retained earnings, a $2 million decrease in accumulated other comprehensive loss and a $1 million decrease in unearned stock benefit plan compensation during the first nine months of 2000 offset, in part, by the $7 million purchase of treasury stock.

       During the first nine months of 2000, the Company purchased 0.5 million shares of its common stock, representing purchases of $7 million. During the first nine months of 1999, the Company purchased 2.8 million shares of its common stock, representing purchases of $50 million. The repurchased shares were held as treasury stock at September 30, 2000, and are reserved for general corporate purposes and/or issuance pursuant to the Company's stock option plans.

       On September 12, 2000, the Board of Directors declared an $0.11 per share cash dividend for the quarter ended September 30, 2000, which was made payable to shareholders of record at the close of business on September 29, 2000. This dividend was paid on October 13, 2000.

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

       In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No.
133. The adoption of SFAS No. 133, as amended by SFAS No. 138, as of September 30, 2000 would not have had a material impact on the consolidated statements of income or comprehensive income.

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

                                                                                      For the Quarter Ended September 30,
                                                                                      -----------------------------------

                                                                                        2000                       1999
                                                                                   ------------                 ------------

Basic weighted average number of common shares outstanding                           10,739,425                   11,485,514

Effect of dilutive securities:
    Stock options                                                                       225,715                      410,858
    Recognition Plan stock                                                               44,650                       87,244
                                                                                    -----------                 ------------

Diluted weighted average number of common shares outstanding                         11,009,790                   11,983,616
                                                                                    ===========                 ============




       Basic EPS was $0.38 per common share for both the quarter ended September 30, 2000 and September 30, 1999. Diluted EPS was $0.37 per common share for the quarter ended September 30, 2000, compared to $0.36 per common share for the quarter ended September 30, 1999.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                   For the Nine Months Ended September 30,
                                                                                   ---------------------------------------

                                                                                        2000               1999
                                                                                    -----------         ------------

Basic weighted average number of common shares outstanding                           10,782,377           12,585,631

Effect of dilutive securities:
    Stock options                                                                       232,006              357,286
    Recognition Plan stock                                                               27,327               57,328
                                                                                    -----------         ------------

Diluted weighted average number of common shares outstanding                         11,041,710           13,000,245
                                                                                    ===========         ============

           Basic EPS was $1.04 per common share for the nine months ended September 30, 2000, compared to $1.02 per common share for the nine months ended September 30, 1999. Diluted EPS was $1.02 per common share for the nine months ended September 30, 2000, compared to $0.99 per common share for the nine months ended September 30, 1999.

6.         Comprehensive Income

           SFAS No. 130, "Reporting Comprehensive Income," established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The main objective of the statement is to report a measure of all changes in equity that result from transactions and other economic events of the period other than transactions with owners. Currently, such non-owner changes in equity include only unrealized gains or losses on marketable securities, net of tax. A summary of the reclassification adjustment for realized gains or losses on marketable securities, net of tax, follows:

                                                                           For the Nine Months Ended September 30,
                                                                           ---------------------------------------
                                                                             2000                            1999
                                                                           -------                          ------
                                                                                       (in thousands)

Unrealized gain (loss) on marketable securities,
 net of tax, arising during period                                          $2,282                         $(4,396)

Less: reclassification adjustment for gains
 (losses) included in net income                                                29                            (162)
                                                                            ------                         --------
Net unrealized gain (loss) on marketable securities,
 net of tax                                                                 $2,253                         $(4,234)
                                                                            ======                         ========

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


                                                                       For the Quarter Ended September 30,
                                                -----------------------------------------------------------------------------

                                                                 2000                                     1999
                                                ---------------------------------------  ------------------------------------

                                                Community       Mortgage                 Community       Mortgage
                                                Banking         Banking        Total     Banking         Banking       Total
                                                ---------------------------------------  ------------------------------------
                                                                                 (in thousands)
Net interest income after
 provision for loan losses                         $16,581        $  535      $17,116      $15,595       $1,045      $16,640

Noninterest income:

 Servicing fees                                       (491)          672          181         (607)       1,480          873

 Net gain on sale of mortgage loans                    (82)        1,647        1,565         (168)       2,444        2,276

 Other                                               3,973           298        4,271        2,993        1,693        4,686
                                               -----------       -------   ----------  -----------     --------   ----------

  Total noninterest income                           3,400         2,617        6,017        2,218        5,617        7,835
                                               -----------       -------   ----------  -----------     --------   ----------

Noninterest expense:

 Compensation and employee benefits                  7,080         1,880        8,960        6,744        2,468        9,212

 Other                                               7,423         1,267        8,690        7,509        1,616        9,125
                                               -----------       -------   ----------  -----------     --------   ----------

  Total noninterest expense                         14,503         3,147       17,650       14,253        4,084       18,337
                                               -----------       -------   ----------  -----------     --------   ----------

Income before income taxes                           5,478             5        5,483        3,560        2,578        6,138

Income tax provision                                 1,451             2        1,453          878          902        1,780
                                               -----------       -------   ----------  -----------     --------   ----------

Net income                                         $ 4,027        $    3      $ 4,030      $ 2,682       $1,676      $ 4,358
                                               ===========       =======   ==========  ===========     ========   ==========

Total assets (period end)                       $1,802,351       $41,807   $1,844,158   $1,891,743      $50,909   $1,942,652
                                               ===========     =========   ==========  ===========     ========   ==========

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     For the Nine Months Ended September 30,
                                                 -------------------------------------------------------------------------------
                                                                  2000                                       1999
                                                 -----------------------------------------  ------------------------------------


                                                 Community       Mortgage                    Community       Mortgage
                                                 Banking         Banking        Total        Banking         Banking     Total
                                                 -----------------------------------------  ------------------------------------
                                                                                    (in thousands)
Net interest income after
 provision for loan losses                          $49,720        $1,603       $51,323        $46,687       $3,277      $49,964

Noninterest income:

 Servicing fees                                      (1,709)        2,310           601         (1,891)       4,709        2,818

 Net gain on sale of mortgage loans                    (317)        3,978         3,661           (401)       9,444        9,043

 Other                                               11,509           601        12,110          9,942        1,646       11,588
                                                 ----------       -------     ---------     ----------      -------   ----------

  Total noninterest income                            9,483         6,889        16,372          7,650       15,799       23,449
                                                 ----------       -------     ---------     ----------      -------   ----------

Noninterest expense:

 Compensation and employee benefits                  20,775         5,626        26,401         20,148        7,880       28,028

 Other                                               22,463         3,528        25,991         22,613        4,710       27,323
                                                 ----------       -------    ----------     ----------      -------   ----------

  Total noninterest expense                          43,238         9,154        52,392         42,761       12,590       55,351
                                                 ----------       -------    ----------     ----------      -------   ----------

Income before income taxes                           15,965          (662)       15,303         11,576        6,486       18,062

Income tax provision                                  4,286          (231)        4,055          2,968        2,270        5,238
                                                 ----------       -------    ----------     ----------      -------   ----------

Net income                                          $11,679       $  (431)      $11,248        $ 8,608       $4,216      $12,824
                                                 ==========       =======    ==========     ==========      =======   ==========


Total assets (period end)                        $1,802,351       $41,807    $1,844,158     $1,891,743      $50,909   $1,942,652
                                                 ==========       =======    ==========     ==========      =======   ==========

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Acquisitions and Divestitures

       On September 8, 2000, Commonwealth Bank completed the sale of two branches in Lehigh County, Pennsylvania to another financial institution. As of September 8, 2000, the two branches had $13 million of combined deposits and $4 million of consumer loans. The deposits, loans and certain other assets were essentially sold at book value.

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

       GENERAL. The Company is a Pennsylvania corporation which is the holding company for the Bank. Commonwealth Bank is a federally chartered stock savings bank, primarily regulated by the Office of Thrift Supervision ("OTS"). The Bank conducts business from its executive offices in Norristown, Pennsylvania and, as of September 30, 2000, 60 full-service branches located in southeast Pennsylvania. ComNet Mortgage Services, a division of the Bank, also located in Norristown, conducts business through loan origination offices located in Pennsylvania, Maryland and New Jersey. ComNet also conducts business through its wholesale network, which includes correspondents in 13 states.

FINANCIAL CONDITION

       GENERAL. Total assets were $1.8 billion at September 30, 2000, compared to $1.9 billion at December 31, 1999. During the first nine months of 2000, decreases in the Company's mortgage-backed securities and investment securities were offset, in part, by increases in loans receivable and mortgage loans held for sale. Total liabilities were $1.7 billion at September 30, 2000, compared to $1.8 billion at December 31, 1999. During the first nine months of 2000, decreases in deposits and notes payable and other borrowings were offset, in part, by increases in accrued interest payable, accrued expenses and other liabilities. Shareholders' equity was $157 million as of September 30, 2000, compared to $152 million at December 31, 1999. This increase was primarily the result of a $7 million increase in retained earnings, a $2 million decrease in accumulated other comprehensive loss and a $1 million decrease in unearned stock benefit plan compensation offset, in part, by the $7 million purchase of 0.5 million shares of treasury stock. The increase in retained earnings was primarily related to earnings offset, in part, by cash dividends, during the first nine months of 2000.

       MORTGAGE LOANS HELD FOR SALE. Mortgage loans held for sale increased by $9 million, or 38%, from $24 million at December 31, 1999, to $33 million at September 30, 2000. The increase was attributable to an increase in the origination of mortgage loans held for sale during the latter part of the third quarter of 2000, compared to the latter part of the fourth quarter of 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED


       INVESTMENT SECURITIES. Investment securities decreased by $55 million, or 80%, from $68 million at December 31, 1999, to $13 million at September 30, 2000. The decrease was primarily attributable to the maturity of highly rated short-term corporate bonds and the sale of a mortgage related mutual fund.

       Investments in debt and equity securities at September 30, 2000 and December 31, 1999 were as follows:

                                                                     September 30, 2000
                                  -----------------------------------------------------------------------------------------

                                               Amortized               Unrealized              Unrealized          Market
                                                 Cost                     Gains                   Losses           Value
                                  -----------------------------------------------------------------------------------------

                                                                             (in thousands)

Available for sale:
  Equity Investment - Mortgage
   Servicing  Partnership                       $ 1,700                   $  698                    $  -           $ 2,398
  Other Equity Investments                       11,115                      384                     550            10,949
                                  -----------------------------------------------------------------------------------------
            Total                               $12,815                   $1,082                    $550           $13,347
                                  =========================================================================================


                                                                    December 31, 1999
                                 -----------------------------------------------------------------------------------------

                                              Amortized               Unrealized              Unrealized           Market
                                                Cost                     Gains                   Losses            Value
                                 -----------------------------------------------------------------------------------------

                                                                            (in thousands)

Available for sale:
 Corporate Bonds                               $34,996                     $  -                    $ 71           $34,925
 Mortgage Related Mutual Fund                   20,751                        -                     272            20,479
 Equity Investment - Mortgage
   Servicing Partnership                         1,700                        -                       -             1,700
 Other Equity Investments                       10,854                      394                     133            11,115
                                 -----------------------------------------------------------------------------------------

           Total                               $68,301                     $394                    $476           $68,219
                                 =========================================================================================

All investment securities are classified as available for sale and are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-CONTINUED

       MORTGAGE-BACKED SECURITIES. Mortgage-backed securities decreased by $79 million, or 27%, from $291 million at December 31, 1999, to $212 million at September 30, 2000. In addition to repayments and prepayments, the Company's mortgage-backed securities portfolio decreased during the first nine months of 2000 as a result of the $22 million sale of mortgage-backed securities during the third quarter of 2000.

       During the third quarter of 2000, Commonwealth reclassified certain mortgage-backed securities from the held to maturity category to the available for sale category. This reclassification resulted in the entire portfolio being classified as available for sale and a $0.2 million increase in shareholders' equity. The categorization of Commonwealth's entire portfolio as available for sale will facilitate Commonwealth's strategy to continue to reduce its mortgage related assets.

       At September 30, 2000 and December 31, 1999, $137 million, or 65%, and $199 million, or 68%, respectively, of the Company's mortgage-backed securities were insured or guaranteed by the Government National Mortgage Association ("GNMA"), the FHLMC, or the FNMA. As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the GNMA, FHLMC, or the FNMA, and serve to further diversity the Company's mortgage-backed securities portfolio. At September 30, 2000 and December 31, 1999, $75 million, or 35%, and $92 million, or 32%, respectively, of the Company's mortgage-backed securities were private mortgage-backed securities. The following table sets forth the Company's mortgage-backed securities portfolio at the dates indicated.

                                                            September 30, 2000
                                   -------------------------------------------------------------------------

                                      Amortized             Unrealized        Unrealized            Market
                                        Cost                   Gains            Losses               Value
                                   -------------------------------------------------------------------------
                                                          (in thousands)
Available for sale:


  GNMA                                $ 35,006                  $  512           $  101            $ 35,417

  FHLMC                                 30,289                     391               23              30,657

  FNMA                                  62,243                     164              875              61,532

  CMO and REMIC                         83,618                       1            2,039              81,580


  Private                                2,652                       -                -               2,652


                                   -------------------------------------------------------------------------
           Total                      $213,808                  $1,068           $3,038            $211,838
                                   =========================================================================

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS-CONTINUED

                                                                  December 31, 1999
                                -----------------------------------------------------------------------------------------

                                                 Amortized              Unrealized          Unrealized           Market
                                                    Cost                   Gains               Losses             Value
                                -----------------------------------------------------------------------------------------

                                                                          (in thousands)
Held to maturity:

  GNMA                                             $ 36,136                  $365                $  115           $ 36,386

  FHLMC                                              17,693                    54                    75             17,672

  FNMA                                               36,836                   169                 1,107             35,898

  Private                                             3,009                     -                     -              3,009
                                -------------------------------------------------------------------------------------------
               Total                               $ 93,674                  $588                $1,297           $ 92,965
                                ===========================================================================================
Available for sale:

  GNMA                                              $ 9,832                  $161                $  287           $  9,706

  FHLMC                                              41,995                   544                   216             42,323

  FNMA                                               44,834                     2                   675             44,161

  CMO and REMIC                                     105,415                   135                 4,460            101,090
                                -------------------------------------------------------------------------------------------
               Total                               $202,076                  $842                $5,638           $197,280
                                ===========================================================================================

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

       LOANS RECEIVABLE. Loans receivable, net of reserves, deferred loan fees, and unamortized premiums and unaccreted discounts, increased by $53 million, or 4%, during the first nine months of 2000, to $1.4 billion at September 30, 2000. The increase was primarily attributable to growth in consumer and commercial loans offset, in part, by a decrease in residential mortgage loans. The following table depicts the composition of the Company's loan portfolio at the dates indicated.

                                                    September 30,                        December 31,
                                                         2000                                1999
                                               ----------------------------       --------------------------
                                                                     % of                              % of
                                               Amount                Total        Amount               Total
                                               ------                -----        ------               -----
                                                                   (dollars in thousands)

Mortgage loans - Residential
  Fixed rate                                    $499,401           35.00%        $528,383              38.49%
  Adjustable rate                                324,662           22.75          332,367              24.21
                                               ---------           -----          -------              -----
    Total mortgage loans                         824,063           57.75          860,750              62.70

Consumer loans:
  Second mortgages                               239,394           16.78          184,844              13.47
  Equity lines of credit                          28,002            1.96           30,496               2.22
  Recreational vehicles                           54,190            3.80           60,998               4.44
  Other                                           48,813            3.42           45,448               3.31
                                               ---------           -----          -------              -----
    Total consumer loans                         370,399           25.96          321,786              23.44

Commercial loans:
  Business loans                                 150,527           10.55          113,178               8.24
  Commercial real estate                          73,606            5.16           66,158               4.82
  Small Business Administration (1)                8,312            0.58           10,971               0.80
                                               ---------           -----           ------               ----
    Total commercial loans                       232,445           16.29          190,307              13.86
                                               ---------           -----          -------              -----

Total loans receivable                         1,426,907          100.00%       1,372,843             100.00%
                                               ---------          =======       ---------             =======
Less:
  Net premium on loans purchased                  (1,942)                          (2,443)
  Allowance for loan losses                       10,885                           10,478
  Deferred loan fees                               3,131                            3,378
                                              ----------                       ----------
Loans receivable, net                         $1,414,833                       $1,361,430
                                              ==========                       ==========

-----------------------------------------------

       (1) Consists entirely of loans (or securities backed by loans) which are guaranteed by the U.S. Government.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

       Residential mortgage loans totaled $824 million at September 30, 2000, a decrease of $37 million, or 4%, compared to $861 million at December 31, 1999. At September 30, 2000, residential mortgage loans represented 58% of the Company's loan portfolio, compared to 63% at December 31, 1999.

       Total mortgage loans originated and purchased for the nine months ended September 30, 2000 totaled $292 million, compared to $513 million for the nine months ended September 30, 1999. The $221 million, or 43%, decrease in mortgage originations was primarily due to higher market interest rates. Originations relating to Commonwealth's retail network totaled $201 million during the nine months ended September 30, 2000, compared to $374 million for the nine months ended September 30, 1999. Commonwealth's Wholesale Lending Department originates loans through a network of correspondent brokers in 13 states. All loans are underwritten using the same criteria as those used for retail originations. Originations relating to Commonwealth's wholesale network totaled $91 million during the nine months ended September 30, 2000, compared to $139 million for the nine months ended September 30, 1999.

       Consumer loans increased by $49 million, or 15%, from $322 million at December 31, 1999, to $370 million at September 30, 2000. At September 30, 2000, consumer loans represented 26% of the Company's loan portfolio and were comprised of $239 million of second mortgage loans, $28 million of equity lines of credit, $54 million of recreational vehicle loans, and $49 million of other consumer loans. At December 31, 1999, consumer loans represented 23% of total loans and were comprised of $185 million of second mortgage loans, $30 million of equity lines of credit, $61 million of recreational vehicle loans, and $45 million of other consumer loans. Consumer loans are generally considered to have a greater risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain consumer loans are unsecured or involve collateral which is more likely to decline in value than single-family residences.

       Commercial loans increased by $42 million, or 22%, from $190 million at December 31, 1999, to $232 million at September 30, 2000. At September 30, 2000, commercial loans represented 16% of the Company's loan portfolio and were comprised of $151 million of business loans, $74 million of commercial real estate loans, and $8 million of loans guaranteed by the Small Business Administration ("SBA"). At December 31, 1999, commercial loans represented 14% of total loans and were comprised of $113 million of business loans, $66 million of commercial real estate loans, and $11 million of SBA loans. Commercial loans are generally considered to have a greater risk than residential mortgage loans because the risk of borrower default is greater, and the collateral is more likely to decline in value and may be more difficult to liquidate than single-family residences.

       The increase in the consumer and commercial loan portfolios and the decrease in the mortgage loan portfolio, as a percentage of the Company's total loan portfolio, during the first nine months of 2000 were in line with the Company's strategy to shift its business mix from that of a traditional thrift institution to one more representative of a community bank.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

       NONPERFORMING ASSETS. The Company's nonperforming assets, which primarily consist of nonaccrual loans, an investment in a mortgage servicing partnership, and real estate and other assets acquired through foreclosure, increased by $0.5 million from $10.4 million at December 31, 1999, to $10.9 million at September 30, 2000. At September 30, 2000, nonperforming assets represented 0.59% of total assets, compared to 0.54% of total assets at December 31, 1999. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.

                                                                    September 30, 2000                      December 31, 1999
                                                                    ------------------                      -----------------

                                                                                       (dollars in thousands)


    Mortgage loans - Residential                                     $ 3,707                                 $ 4,044
    Consumer loans                                                     2,761                                   2,355
    Commercial loans                                                   1,572                                   1,380
                                                                       -----                                  ------
      Total nonperforming loans                                        8,040                                   7,779
    Investment securities                                              1,700                                   1,700
    Real estate owned and
      other acquired assets, net                                       1,127                                     923
                                                                       -----                                  ------
      Total nonperforming assets                                     $10,867                                 $10,402
                                                                     =======                                  ======
    Nonperforming loans to total loans held
     for investment                                                    0.56%                                   0.57%
                                                                       ====                                    ====
    Total nonperforming assets to total assets                         0.59%                                   0.54%
                                                                       ====                                    ====


-------------------------


       ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $10.9 million at September 30, 2000 compared to $10.5 million at December 31, 1999. It is management's policy to maintain an allowance for estimated loan losses based upon probable inherent losses which have occurred as of the date of the financial statements. In determining the allowance for loan losses, management assesses prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectability of the loan portfolio. At both September 30, 2000 and December 31, 1999, the Company's allowance for loan losses amounted to 135% of total nonperforming loans and 0.76% of total loans held for investment. The Company utilizes these percentages as only one of the factors in assessing the adequacy of the allowance for loan losses at various points in time.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

       The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                                For the Nine Months Ended September 30,
                                                                ---------------------------------------
                                                                   2000                          1999
                                                                  ------                        ------
                                                                         (dollars in thousands)
Allowance at beginning of period                                 $10,478                       $ 9,589
Provision for loan losses                                          3,625                         3,000
Charge-offs:
  Mortgage loans                                                    (99)                         (302)
  Consumer loans                                                 (3,104)                       (1,475)
  Commercial loans                                                 (194)                         (945)
                                                                 -------                       -------
    Total charge-offs                                            (3,397)                       (2,722)
Recoveries:
  Mortgage loans                                                       1                            26
  Consumer loans                                                     125                           136
  Commercial loans                                                    53                           121
                                                                 -------                       -------
    Total recoveries                                                 179                           283
                                                                 -------                       -------
Allowance at end of period                                       $10,885                       $10,150
                                                                 =======                       =======

Allowance for loan losses to total
  nonperforming loans at end of
  period                                                         135.38%                       135.89%
                                                                 ======                        ======
Allowance for loan losses to
  total loans held for
  investment at end of period                                      0.76%                         0.76%
                                                                   ====                          ====


--------------------------------

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

       Intangible assets decreased by $1.4 million to $31.7 million at September 30, 2000, compared to $33.0 million at December 31, 1999. The decrease was related to the amortization of intangible assets during the nine months ended September 30, 2000 offset, in part, by the acquisition of certain business interests of Tyler Consulting, Inc. during the first quarter of 2000.

       DEPOSITS. Deposits decreased by $71 million to $1.433 billion, at September 30, 2000, compared to $1.504 billion at December 31, 1999. The decrease was primarily related to a decrease in certificates of deposit and money market deposits offset, in part, by an increase in demand deposits.

       BORROWINGS. The Company's borrowings consist primarily of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank ("FHLB"). Repurchase agreements decreased by $75 million, or 75%, to $25 million at September 30, 2000, from $100 million at December 31, 1999. This decrease was offset, in part, by a $46 million, or 36%, increase in FHLB advances and a $10 million, or 110%, increase in the Company's commercial repurchase product. The Company's borrowings are used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business.

       ACCRUED INTEREST PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES ("OTHER LIABILITIES"). Other liabilities increased by $10 million, or 48%, to $31 million at September 30, 2000, from $21 million at December 31, 1999. The increase was primarily related to an increase in accrued interest payable.

       SHAREHOLDERS' EQUITY. At September 30, 2000, shareholders' equity equaled $157 million, compared to $152 million at December 31, 1999. This increase was primarily the result of the $7 million increase in retained earnings during the first nine months of 2000, a $2 million decrease in accumulated other comprehensive loss and a $1 million decrease in unearned stock benefit plan compensation offset, in part, by the $7 million purchase of 0.5 million shares of treasury stock. The $7 million increase in retained earnings was the result of earnings of $11 million offset, in part, by cash dividends of $4 million during the first nine months of 2000. The repurchased shares were held as treasury stock as of September 30, 2000, and are reserved for general corporate purposes and/or issuance pursuant to the Company's stock option plans. At September 30, 2000, shareholders' equity represented 8.5% of assets, compared to 7.9% at December 31, 1999. The Bank's core and risk-based capital ratios were 6.9% and 11.2%, respectively, at September 30, 2000, compared to 6.4% and 11.3%, respectively, at December 31, 1999.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-CONTINUED

           REGULATORY CAPITAL REQUIREMENTS.

The following table sets forth the Bank's compliance with applicable regulatory capital requirements at September 30, 2000:

                                                                                                       To Be Well
                                                                                 Minimum               Capitalized
                                                                                 For Capital           For Prompt
                                                                                 Adequacy              Corrective Action
                                               Actual                            Purposes              Provisions

                                    ------------------------------------------------------------------------------------
                                      Ratio          Amount             Ratio           Amount       Ratio       Amount
                                    ------------------------------------------------------------------------------------
(dollars in thousands)

Shareholders' equity,
   and ratio to OTS
   total assets                            8.5%     $  156,210
                                    -----------

Intangible assets                                      (31,688)


Unrealized loss on
   available for sale
   securities, net of tax                                1,167
                                                    ----------

Tangible capital,
   and ratio to OTS
   adjusted total assets                   6.9%     $  125,689             1.5%          $27,216
                                    -----------     ==========          -------          =======

Core capital,
   and ratio to OTS
   adjusted total assets                   6.9%     $  125,689             4.0%          $72,577     5.0%      $ 90,721
                                    -----------     ==========          -------          =======    -----      ========

Core capital,
   and ratio to OTS
   risk-weighted assets                   10.3%     $  125,689                                       6.0%      $ 73,239
                                    -----------     ----------                                      -----      ========

Allowance for loan losses                               10,885
                                                    ----------

Supplementary capital                                   10,885
                                                    ----------

Total risk-based capital,
   and ratio to OTS
   risk-weighted assets (1)               11.2%     $  136,574             8.0%          $97,652    10.0%      $122,065
                                    -----------     ==========         --------          =======    -----      ========


OTS total assets                                    $1,844,942
                                                    ==========

OTS adjusted total assets                           $1,814,421
                                                    ==========

OTS risk-weighted assets                            $1,220,651
                                                    ==========

-------------------
(1) Does not reflect the interest rate risk component to the risk-based capital requirement, which is not yet effective.

                 Commonwealth Bancorp, Inc. and Subsidiaries
                            Average Balance Sheets

                                                         Quarter Ended September  30,
                                      --------------------------------------------------------------------
                                                    2000                               1999
                                      -------------------------------   ----------------------------------
                                                              Average                              Average
(dollars in thousands)                 Average                Yield /     Average                  Yield /
                                       Balance     Interest    Cost       Balance      Interest      Cost
                                      -----------  ---------  --------   ------------  --------    -------
Loans receivable:
  Mortgage loans                        $867,018    $15,908     7.30%       $907,437   $16,350      7.15%
  Consumer loans                         361,219      8,393     9.24%        287,957     6,376      8.78%
  Commercial loans                       217,800      4,976     9.09%        166,830     3,623      8.62%
                                      -----------  ---------  --------   ------------  --------    -------
    Total loans receivable             1,446,037     29,277     8.05%      1,362,224    26,349      7.67%
                                      -----------  ---------  --------   ------------  --------    -------
Mortgage-backed securities               240,354      4,191     6.94%        341,917     5,719      6.64%
Investment securities                     19,038        320     6.69%        125,004     1,638      5.20%
Other earning assets                      18,444        506    10.91%         56,352     1,025      7.22%
                                      -----------  ---------  --------   ------------  --------    -------
Total interest-earning assets          1,723,873     34,294     7.91%      1,885,497    34,731      7.31%
                                                   ---------  --------                 --------    -------
Noninterest-earning assets               147,079                             158,417
                                      -----------                        ------------
  Total assets                        $1,870,952                          $2,043,914
                                      ===========                        ============
 Deposits:
   Demand deposits                      $730,607      4,339     2.36%       $739,211     4,316      2.32%
   Savings deposits                      221,308      1,229     2.21%        226,939     1,266      2.21%
   Certificates of deposit               504,436      6,638     5.24%        580,739     7,329      5.01%
                                      -----------  ---------  --------   ------------  --------    -------
     Total deposits                    1,456,351     12,206     3.33%      1,546,889    12,911      3.31%
                                      -----------  ---------  --------   ------------  --------    -------
 Notes payable and other borrowings:
   FHLB Advances                         143,884      2,300     6.36%        137,870     1,880      5.41%
   Repurchase agreements                  64,457        991     6.12%        136,087     2,103      6.13%
   Other borrowings                       16,444        195     4.72%          8,910        96      4.27%
                                      -----------  ---------  --------   ------------  --------    -------
     Total borrowings                    224,785      3,486     6.17%        282,867     4,079      5.72%
                                      -----------  ---------  --------   ------------  --------    -------
Total interest-bearing liabilities     1,681,136    $15,692     3.71%      1,829,756   $16,990      3.68%
                                                   ---------  --------                 --------    -------
Noninterest-bearing liabilities           35,988                              54,724
                                      -----------                        ------------
  Total liabilities                    1,717,124                           1,884,480
Shareholders' equity                     153,828                             159,434
                                      -----------                        ------------
  Total liabilities and equity        $1,870,952                          $2,043,914
                                      ===========                        ============

Yield on interest earning assets                                7.91%                               7.31%

Cost of supporting funds                                        3.62%                               3.58%

Net interest margin:
    Taxable equivalent basis                        $18,602     4.29%                  $17,741      3.73%
    Without taxable equivalent adjs.                $18,416     4.25%                  $17,640      3.71%

                                                             Nine Months Ended September 30,
                                      -------------------------------------------------------------------------
                                                     2000                                  1999
                                      ---------------------------------    ------------------------------------
                                                                Average                                 Average
(dollars in thousands)                  Average                 Yield /     Average                     Yield /
                                        Balance     Interest      Cost      Balance       Interest        Cost
                                      ------------  ---------   --------    -----------   ---------     -------
Loans receivable:
  Mortgage loans                         $872,893    $47,853      7.32%       $956,210     $51,408       7.19%
  Consumer loans                          344,306     23,540      9.13%        267,501      17,752       8.87%
  Commercial loans                        204,897     13,724      8.95%        150,937       9,680       8.57%
                                      ------------  ---------   --------    -----------   ---------     -------
    Total loans receivable              1,422,096     85,117      7.99%      1,374,648      78,840       7.67%
                                      ------------  ---------   --------    -----------   ---------     -------
Mortgage-backed securities                260,254     13,518      6.94%        408,242      20,208       6.62%
Investment securities                      41,804      1,950      6.23%        143,648       5,500       5.12%
Other earning assets                       18,859      1,477     10.46%         58,792       2,921       6.64%
                                      ------------  ---------   --------    -----------   ---------     -------
Total interest-earning assets           1,743,013    102,062      7.82%      1,985,330     107,469       7.24%
                                                    ---------   --------                  ---------     -------
Noninterest-earning assets                147,115                              154,725
                                      ------------                          -----------
  Total assets                         $1,890,128                           $2,140,055
                                      ============                          ===========
 Deposits:
   Demand deposits                       $735,383     13,038      2.37%       $730,267      12,724       2.33%
   Savings deposits                       222,878      3,692      2.21%        229,086       3,800       2.22%
   Certificates of deposit                526,518     20,051      5.09%        623,788      23,723       5.08%
                                      ------------  ---------   --------    -----------   ---------     -------
     Total deposits                     1,484,779     36,781      3.31%      1,583,141      40,247       3.40%
                                      ------------  ---------   --------    -----------   ---------     -------
 Notes payable and other borrowings:
   FHLB Advances                          130,221      5,946      6.10%        179,577       7,088       5.28%
   Repurchase agreements                   76,606      3,452      6.02%        142,066       6,810       6.41%
   Other borrowings                        13,502        496      4.91%          6,480         211       4.35%
                                      ------------  ---------   --------    -----------   ---------     -------
     Total borrowings                     220,329      9,894      6.00%        328,123      14,109       5.75%
                                      ------------  ---------   --------    -----------   ---------     -------
Total interest-bearing liabilities      1,705,108    $46,675      3.66%      1,911,264     $54,356       3.80%
                                                    ---------   --------                  ---------     -------
Noninterest-bearing liabilities            33,210                               51,312
                                      ------------                          -----------
  Total liabilities                     1,738,318                            1,962,576
Shareholders' equity                      151,810                              177,479
                                      ------------                          -----------
  Total liabilities and equity         $1,890,128                           $2,140,055
                                      ============                          ===========

Yield on interest earning assets                                  7.82%                                  7.24%

Cost of supporting funds                                          3.58%                                  3.66%

Net interest margin:
    Taxable equivalent basis                         $55,387      4.24%                    $53,113       3.58%
    Without taxable equivalent adjs.                 $54,948      4.21%                    $52,964       3.57%


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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-CONTINUED

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

           GENERAL. Net income was $4.0 million, or $0.37 per common share on a diluted basis, for the third quarter of 2000, compared to net income of $4.4 million, or $0.36 per common share on a diluted basis, for the third quarter of 1999. The third quarter 1999 financial results reflected a $1.2 million (after-tax) net gain on the sale of mortgage servicing rights. This gain was offset, in part, by a $0.4 million (after-tax) charge primarily relating to computer hardware and software upgrades and a $0.2 million (after-tax) loss on the sale of securities. Exclusive of these items, net income would have been $3.8 million, or $0.32 per share on a diluted basis, for the quarter ended September 30, 1999.

           For the nine months ended September 30, 2000, net income was $11.2 million, or $1.02 per common share on a diluted basis, compared to net income of $12.8 million, or $0.99 per common share on a diluted basis, for the nine months ended September 30, 1999. In addition to the above factors affecting the third quarter 1999 results, net income for the nine months of 1999 included a $0.7 million (after-tax) gain on the sale of two branches in Lebanon County, Pennsylvania. This gain was offset, in part, by a $0.3 million (after-tax) charge relating to certain assets acquired in the 1996 acquisition of 12 branches in Lebanon and Berks Counties, Pennsylvania. Exclusive of these items, net income would have been $11.9 million, or $0.91 per share on a diluted basis, for the nine months ended September 30, 1999.

           On a business segment basis, net income from Community Banking, exclusive of the above items, increased from $3.3 million, or $0.27 per common share, in the third quarter of 1999, to $4.0 million, or $0.37 per common share, in the third quarter of 2000. Exclusive of the $1.2 million (after-tax) net gain on the sale of mortgage servicing rights, net income from Mortgage Banking decreased from $0.5 million, or $0.04 per common share, in the third quarter of 1999, to essentially breakeven in the third quarter of 2000.

           Net income from Community Banking, exclusive of the above items, increased from $8.8 million, or $0.68 per common share, for the nine months ended September 30, 1999, to $11.7 million, or $1.06 per common share, for the nine months ended September 30, 2000. Net income from Mortgage Banking, exclusive of the $1.2 million (after-tax) net gain on the sale of mortgage servicing rights, decreased from $3.0 million, or $0.23 per common share, for the nine months ended September 30, 1999, to a loss of $0.4 million, or $0.04 per common share, for the nine months ended September 30, 2000.

           NET INTEREST INCOME. Net interest income was $18.4 million in the third quarter of 2000, compared to $17.6 million in the third quarter of 1999. For the nine months ended September 30, 2000, net interest income was $54.9 million, versus $53.0 million for the comparable period in 1999. These increases were primarily attributable to a higher net interest margin, which was partially offset by a decrease in average interest earning assets.

           Average interest-earning assets totaled $1.7 billion for both the third quarter and nine months ended September 30, 2000. This compared to $1.9 billion and $2.0 billion for the third quarter and nine months ended September 30, 1999, respectively. The decreases in interest-earning assets were due primarily to decreases in the Company's mortgage-backed securities, investment securities and mortgage loans offset, in part, by increases in consumer and commercial loans.

           The net interest margin on a fully taxable equivalent basis was 4.29% in the third quarter of 2000, compared to 3.73% in the third quarter of 1999. The increase was primarily attributable to a 0.60% increase in the yield on interest-earning assets, which was primarily attributable to higher market interest rates and a favorable change in investment mix, involving an increase in higher yielding consumer and commercial loans, and a decrease in lower yielding mortgage loans and securities.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-CONTINUED

           For the nine months ended September 30, 2000, the net interest margin on a fully taxable equivalent basis was 4.24%, versus 3.58% in the comparable 1999 period. The increase was primarily attributable to a 0.58% increase in the yield on interest-earning assets, which was primarily attributable to the same factors responsible for the increase in the third quarter of 2000. Also contributing to the increase in net interest margin for the first nine months of 2000 was a 0.12% decrease in the cost of interest-bearing liabilities relative to the comparable period in 1999. The decrease in the cost of interest-bearing liabilities was primarily related to a decrease in higher costing certificates and wholesale borrowings.

           PROVISION FOR LOAN LOSSES. Provision for loan losses totaled $1.3 million and $3.6 million in the third quarter and nine months ended September 30, 2000, respectively. The provision for loan losses totaled $1.0 million and $3.0 million in the third quarter and nine months ended September 30, 1999, respectively. At September 30, 2000, the allowance for loan losses totaled $10.9 million, or 0.76% of loans, compared to $10.5 million, or 0.76% of loans, at December 31, 1999.

           NONINTEREST INCOME. Noninterest income totaled $6.0 million in the third quarter of 2000, compared to $7.8 million in the third quarter of 1999. The decrease primarily reflected a $1.6 million net gain on sale of mortgage servicing rights during the third quarter of 1999, and a $0.7 million decrease in the net gain on sale of mortgage loans. The latter was primarily attributable to a decrease in mortgage originations due to generally higher market interest rates. Also during the third quarter of 2000, servicing fees decreased by $0.7 million relating to the sale of mortgage servicing rights during the third quarter of 1999. The above decreases were partially offset by a $0.5 million increase in deposit fees and related income, a $0.4 million increase in Tyler Wealth Counselors' revenue, and a $0.3 million increase in the net gain on sale of securities. The increase in deposit fees was primarily attributable to an increase in transaction accounts and the increase in Tyler Wealth Counselors' revenue was related to the acquisition of certain business interests of Tyler Consulting, Inc. during the first quarter of 2000.

           Noninterest income was $16.4 million for the first nine months of 2000, compared to $23.4 million for the same 1999 period. In addition to the factors relating to the third quarter, the decrease was also attributable to a $1.0 million gain on the sale of two branches in Lebanon County, Pennsylvania, during the second quarter of 1999.

           NONINTEREST EXPENSE. Noninterest expense was $17.7 million in the third quarter of 2000, compared to $18.3 million in the third quarter of 1999. The decrease was primarily attributable to a $0.6 million charge during the third quarter of 1999, primarily relating to computer hardware and software upgrades, and a decrease in mortgage banking expenses.

           Noninterest expense was $52.4 million for the nine months ended September 30, 2000, compared to $55.4 million for the same period in 1999. The decrease was primarily attributable to the same factors responsible for the decrease in the third quarter of 2000. Also contributing to the decrease was a $0.5 million nonrecurring charge in the second quarter of 1999 relating to certain assets acquired in the 1996 acquisition of 12 branches in Lebanon and Berks Counties, Pennsylvania, as well as lower expenses relating to certain stock benefit plans.

           PROVISION FOR INCOME TAXES. Provision for income taxes was $1.5 million, or 26.5% of income before income taxes in the third quarter of 2000, compared to $1.8 million, or 29%, in the third quarter of 1999. For the first nine months of 2000, provision for income taxes was $4.1 million, or 26.5% of income before income taxes, compared to $5.2 million, or 29%, in the first nine months of 1999. The decrease in the effective tax rate in the third quarter and first nine months of 2000, relative to the comparable periods in 1999, was primarily attributable to lower pre-tax income, which resulted in a higher relative percentage of tax-advantaged income to total income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Commonwealth utilizes simulation models to analyze the estimated effects on net interest income under multiple interest rate scenarios, including increases and decreases in interest rates amounting to 100, 200, and 300 basis points. Each scenario is modeled for a change in net interest income over a two year period. Similar simulation models are prepared to analyze the Company's net asset value, which is the present value of the cash flows generated by the Company's assets minus the present value of the cash flows generated by the Company's liabilities, plus or minus the net cash flows produced by off-balance sheet contracts. At September 30, 2000, the Company's income simulation model indicates net interest income would decrease by 2.54% over a two year period if interest rates increased by 200 basis points. The model projects that net interest income would decrease by 1.75% over a two year period if rates decreased by 200 basis points. The anticipated changes in the level of net interest income and net asset value over the various scenarios were within limits approved by the Company's Board of Directors.

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

           Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value of portfolio equity is significantly impacted by the estimated effect of prepayments on the value of loans and mortgage-backed securities. Further, this analysis is based on the Company's assets, liabilities, and off-balance-sheet instruments at September 30, 2000, and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

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

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

           a)   Exhibit

                (27)  Financial Data Schedule

           b)   Reports on Form 8-K

                 On July 20, 2000, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the second quarter of 2000. On September 14, 2000, the Company filed a Current Report on Form 8-K to report under Item 5, that its wholly-owned subsidiary, Commonwealth Bank, completed the sale of two branches in Lehigh County, Pennsylvania to another financial institution and its declared cash dividend.

                                  SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMMONWEALTH BANCORP, INC.



DATE: November 7, 2000                    /s/ Charles H. Meacham
                                         -------------------------------------
                                         Charles H. Meacham
                                         Chairman and Chief Executive
                                         Officer
                                         (Principal Executive Officer)


DATE: November 7, 2000                    /s/ Charles M. Johnston
                                         -------------------------------------
                                         Charles M. Johnston
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)