Form 10-K
period 2000-12-31
COMMONWEALTH BANCORP INC
filed 2001-03-16
CIK 1005126

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________


                          Commission File No.: 0-27942
                                               -------

                           COMMONWEALTH BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                                            23-2828883
 -----------------------------------                            --------------------
    (State or other jurisdiction                                 (I.R.S. Employer
  of incorporation or organization)                            Identification Number)

      COMMONWEALTH BANK PLAZA
      2 WEST LAFAYETTE STREET
      NORRISTOWN, PENNSYLVANIA                                          19401
 -----------------------------------                            --------------------
            (Address)                                                 (Zip Code)


        Registrant's telephone number, including area code: (610)313-1600
           Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

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
Yes  X   No
    ---     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ---

As of March 7, 2001, the aggregate value of the 10,530,854 shares of Common Stock of the Registrant outstanding on such date, which excludes 707,652 shares held by all directors and officers of the Registrant as a group, was approximately $180 million. This figure is based on the closing sales price of $17.125 per share of the Registrant's Common Stock on March 7, 2001 as reported by the Nasdaq Stock Market.

Number of shares of Common Stock outstanding as of March 7, 2001: 11,238,506


                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days of December 31, 2000 are incorporated into Part III, Items 10 through 13 of this Form 10-K.

================================================================================

PART I

ITEM 1. BUSINESS

GENERAL

       Commonwealth Bancorp, Inc. ("Commonwealth" or the "Company"), a Pennsylvania corporation, is the holding company for Commonwealth Bank (the "Bank"). During January 2001, the Bank converted to a Pennsylvania chartered savings bank, primarily regulated by the Pennsylvania Department of Banking (the "Department") and the Federal Deposit Insurance Corporation ("FDIC") from a federally chartered savings bank, primarily regulated by the Office of Thrift Supervision ("OTS"). The Bank conducts business from its executive offices in Norristown, Pennsylvania and 60 full-service branches located in southeast Pennsylvania.

       ComNet Mortgage Services ("ComNet"), a division of the Bank, conducted business, as of December 31, 2000, through loan origination offices located in Pennsylvania, Maryland, and New Jersey. ComNet also originated loans through a network of correspondents, primarily in the eastern United States.

       Shortly after year-end 2000, Commonwealth announced the restructuring of its mortgage banking business. Under the restructuring, Commonwealth entered into an agreement with American Home Mortgage Holdings, Inc. to sell its mortgage loan production offices in Norristown, Pennsylvania; Horsham, Pennsylvania; Millersville, Maryland; Bethesda, Maryland and Baltimore, Maryland. The sale is expected to close in the first quarter of 2001. As part of this agreement, American Home Mortgage Holdings, Inc. will process future mortgage loan referrals relating to Commonwealth customers. In addition, Commonwealth entered into a sub-servicing arrangement with a third party through which that entity will service mortgage loans for Commonwealth. The transfer of servicing activities is expected to occur in the first half of 2001.

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

       The Bank is subject to examination and comprehensive regulation by the Pennsylvania Department of Banking and the FDIC. The Pennsylvania Department of Banking is the Bank's primary state authority and the FDIC is the Bank's primary federal regulator. Also, the FDIC, which as administrator of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), insures the Bank's deposits up to applicable limits. The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), and is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh, which is one of the 12 regional banks comprising the FHLB System.

MARKET AREA

       At December 31, 2000, the Bank had 60 full-service branch offices located throughout Berks, Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties, Pennsylvania. Of the 60 full-service branch offices, 19 were located in supermarkets. The Bank's branch locations are concentrated in the Reading area of Berks County; central and southern Montgomery County; and the northeast Philadelphia community within Philadelphia County. The Company's strategy is based on the expansion and strengthening of its banking franchise in southeast Pennsylvania. In this regard, the Company's focus has been directed toward building a full-service institution, emphasizing localized decision-making and superior customer service. As part of this strategy, Commonwealth has developed a wide variety of products and services which meet the needs of its retail and commercial customer base. The Company generally has sought to achieve long-term financial strength by increasing the amount and stability of its net interest income and noninterest income, while limiting growth in operating expense. In pursuit of these goals, Commonwealth has adopted a number of complementary business strategies, including expansion of the retail branch network through internal growth and acquisition; increased focus on consumer lending and commercial banking; maintenance of sound asset quality and strong capital levels; and prudent management of interest rate risk.

LENDING ACTIVITIES

       GENERAL. At December 31, 2000, loans held for investment totaled $1.4 billion, which represented 76% of total assets. The Company's loans consist primarily of conventional loans which are secured by first liens on single-family residences. Conventional residential real estate loans are loans which are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA"). The Company's loan portfolio also consists of consumer loans and commercial loans, including commercial real estate loans and loans which are guaranteed by the Small Business Administration ("SBA"). In addition, the Company's loan portfolio includes a small amount of loans which are secured by multi-family residential (five or more units) properties.

       LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loans held for investment at the dates indicated.

                                                              December 31,
                                   ---------------------------------------------------------------------
                                           2000                     1999                 1998
                                   ---------------------  ----------------------- --------------------

                                    Amount     Percent       Amount    Percent     Amount    Percent
                                    ------     -------       ------    -------     ------    -------

                                                           (dollars in thousands)
Mortgage loans-residential:
   Fixed rate                      $  495,384    34.68 %  $  528,383    38.49 %  $  566,096     41.98 %
   Adjustable rate                    304,498    21.32       332,367    24.21       403,521     29.92
                                   ----------   ------    ----------   ------    ----------    ------
     Total mortgage loans             799,882    56.00       860,750    62.70       969,617     71.90

Consumer loans:
  Second mortgages                    257,971    18.06       184,844    13.47       126,360      9.37
  Equity lines of credit               26,667     1.87        30,496     2.22        34,845      2.58
  Recreational vehicles                51,194     3.58        60,998     4.44        39,920      2.96
  Other                                48,619     3.40        45,448     3.31        38,781      2.88
                                   ----------   ------    ----------   ------    ----------    ------
    Total consumer loans              384,451    26.91       321,786    23.44       239,906     17.79


Commercial loans:
  Business loans                      157,643    11.04       113,178     8.24        79,490      5.90
  Commercial real estate               78,435     5.49        66,158     4.82        45,021      3.34
  Small Business Administration         8,087     0.56        10,971     0.80        14,491      1.07
                                   ----------   ------    ----------   ------    ----------    ------
    Total commercial loans            244,165    17.09       190,307    13.86       139,002     10.31
                                   ----------   ------    ----------   ------    ----------    ------
    Total loans receivable          1,428,498   100.00 %   1,372,843   100.00 %   1,348,525    100.00 %
                                   ----------   ======    ----------   ======    ----------    ======

Less:
  Net premium on loans purchased       (1,849)                (2,443)                (2,880)
  Allowance for loan losses            11,078                 10,478                  9,589
  Deferred loan fees                    3,159                  3,378                  3,639
                                   ----------             ----------             ----------
Loans receivable, net              $1,416,110             $1,361,430             $1,338,177
                                   ==========             ==========             ==========


                                                    December 31,
                                   -----------------------------------------------
                                            1997                   1996
                                   --------------------- -------------------------

                                    Amount      Percent      Amount      Percent
                                    ------      -------      ------      -------
                                               (dollars in thousands)

Mortgage loans-residential:
   Fixed rate                       $  344,898    27.17 %      $334,096    29.77 %
   Adjustable rate                     613,644    48.34         522,957    46.60
                                    ----------   ------      ----------   ------
     Total mortgage loans              958,542    75.51         857,053    76.37

Consumer loans:
  Second mortgages                      98,934     7.79          77,304     6.89
  Equity lines of credit                41,592     3.28          49,136     4.38
  Recreational vehicles                 22,182     1.75          11,884     1.06
  Other                                 32,085     2.53          30,983     2.76
                                    ----------   ------      ----------   ------
    Total consumer loans               194,793    15.35         169,307    15.09


Commercial loans:
  Business loans                        37,207     2.93          35,380     3.15
  Commercial real estate                58,757     4.63          35,452     3.15
  Small Business Administration         20,016     1.58          25,104     2.24
                                    ----------   ------      ----------   ------
    Total commercial loans             115,980     9.14          95,936     8.54
                                    ----------   ------      ----------   ------
    Total loans receivable           1,269,315   100.00 %     1,122,296   100.00 %
                                    ----------   ======      ----------   ======

Less:
  Net premium on loans purchased        (3,559)                  (3,655)
  Allowance for loan losses              9,024                    9,971
  Deferred loan fees                     3,009                    2,866
                                    ----------               ----------
Loans receivable, net               $1,260,841               $1,113,114
                                    ==========               ==========

----------------

       CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth the scheduled contractual amortization of the Company's loans held for investment at December 31, 2000, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less.


                                     Principal Repayments Contractually Due
                                         in Year(s) Ended December 31,
                  ---------------------------------------------------------------------
                    Total at
                  December 31,                                                  2006
                      2000       2001     2002      2003    2004     2005   and Beyond
                  ------------  ------   ------    ------  ------   ------ ------------
                                                   (in thousands)

Mortgage loans:
    1-4 family
     residential   $  799,882   $25,981  $25,628  $26,259  $26,554  $26,799  $668,661
Consumer              384,451    50,597   32,670   31,981   29,224   25,151   214,828
Business loans        157,643    15,240   16,360   22,101   13,155   15,899    74,888
Commercial real
 estate                78,435     7,315    7,607    8,263    8,976   12,651    33,623
SBA                     8,087       579      605      641      633      671     4,958
                    ---------    ------   ------   ------   ------   ------   -------
     Total  (1)    $1,428,498   $99,712  $82,870  $89,245  $78,542  $81,171  $996,958
                    =========    ======   ======   ======   ======   ======   =======

------------------
(1) Of the $1.3 billion of loan principal repayments contractually due after December 31, 2001, $827 million have fixed rates of interest and $501 million have adjustable rates of interest.

       Scheduled contractual amortization of loans does not reflect the expected term of the Company's loan portfolio. The expected average life of the loan portfolio is substantially less than its contractual term because of prepayments and due-on-sale clauses, which give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

       ACTIVITY IN LOANS HELD FOR INVESTMENT. The following table sets forth the activity in the Company's loans held for investment during the periods indicated.



                                                          Year Ended December 31,
                                              ------------------------------------------------
                                                  2000             1999             1998
                                              -------------    -------------    --------------
                                                              (in thousands)

Gross loans held for investment at
  beginning of period                          $1,372,843        $1,348,525        $1,269,315
Originations of loans held for
  investment:
    1-4 family residential                         59,073            74,970           196,783
    Consumer                                      156,372           159,330           101,878
    Commercial                                     84,564            78,114            73,318
                                                ---------         ---------         ---------
      Total originations                          300,009           312,414           371,979
Purchases of loans held for investment:
    1-4 family residential (1)                     15,287            24,999           140,567
    Consumer (2)                                   16,827            34,096            24,728
    Commercial                                         -                 -                 -
                                                ---------         ---------         ---------
      Total purchases                              32,114            59,095           165,295
      Total originations and purchases            332,123           371,509           537,274
Repayments                                       (276,468)         (347,191)         (458,064)
                                                ---------         ---------         ---------
Net activity in loans held for
  investment                                       55,655            24,318            79,210
                                                ---------         ---------         ---------
Gross loans held for investment at end
  of period                                    $1,428,498        $1,372,843        $1,348,525
                                                =========         =========         =========

----------------
(1) Represents loans generated through Commonwealth's wholesale correspondent network.

(2) Represents purchases of recreational vehicle loans and home equity loans during 2000 and recreational vehicle loans during 1999 and 1998.

       RESIDENTIAL LOAN ORIGINATIONS AND SALES. A primary lending activity of the Company has been the origination and sale, without recourse, of conventional and insured/guaranteed real estate loans secured by first liens on 1-4 family residences.

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

       Commonwealth originates conventional loans and, to a lesser extent, FHA-insured and VA-guaranteed loans. The vast majority of conventional loans are originated under terms and documentation which conform to the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") guidelines and, as such, are eligible for sale in the secondary market.

       Mortgage loans originated and purchased totaled $415 million and $621 million during 2000 and 1999, respectively, which included $141 million and $174 million, respectively, of loans originated through the wholesale correspondent lending network. The decrease in mortgage originations in 2000, relative to 1999, was primarily attributable to the generally unfavorable interest rate environment for mortgage originations which existed throughout much of 2000.

       Commonwealth sells substantially all of the fixed-rate loans it originates which conform to FHLMC/FNMA requirements to investors in the secondary market on a servicing released basis. The Company retains the majority of the adjustable rate loans, as well as certain loans which do not conform to FHLMC and FNMA requirements, and loans to employees of the Company.

       The Company's mortgage loans sold to others generally are sold in groups through mortgage-backed securities issued by the FHLMC or the FNMA, or on a loan-by-loan basis to these agencies or other investors. In the case of the loans sold through mortgage-backed securities, the loans are grouped in pools of $1.0 million or more and certain documents are delivered to the FHLMC or the FNMA, which issues a mortgage-backed security representing an undivided interest in the loan pool. For issuing the security, the FHLMC or the FNMA receives an annual guarantor fee of approximately 0.11% to 0.27% of the declining principal amount of the loan pool. Commonwealth, through investment bankers, arranges to sell mortgage-backed securities to investors.

       A period of 30 to 90 days generally lapses between Commonwealth's commitment to make a mortgage loan and the ultimate sale of the loan to an investor. During this period, Commonwealth employs various hedging techniques, such as mandatory forward commitments and put and call options, to protect the value of its mortgage production. Mortgage loans generally will decrease in value during periods of increasing interest rates and increase in value during periods of decreasing interest rates. The cost of the various hedging techniques employed by the Company are deducted from the net gain or loss on the sale of mortgage loans. Accordingly, fluctuations in prevailing interest rates may result in a gain or loss to Commonwealth as a result of adjustments to the carrying value of loans held for sale, or on the sale of loans to the extent that Commonwealth has not obtained prior commitments by investors to purchase such loans or otherwise hedged the value of the loans against changes in interest rates. Moreover, the amount of unhedged loans can increase as a result of increases in interest rates, which can result in greater than anticipated closings of loans in process.

       The principal means by which Commonwealth hedges its mortgage production are through the use of mandatory forward commitments and put and call options on U.S. Treasury bond futures, which are legal agreements between two parties to purchase and sell a specific quantity of a financial instrument, at a specified price, with delivery and settlement at a specified future date. Commonwealth adjusts the amount of its unhedged loans in process based on management's assessment of market conditions and loan closing rates.

       The following table sets forth certain information relating to the volume and type of loans originated and sold by Commonwealth during the periods indicated.


                                                       Year Ended December 31,
                                 ----------------------------------------------------------------
                                        2000                  1999                 1998
                                 ----------------------  -------------------  -------------------
                                                Number                Number              Number
                                 Principal        of      Principal     of    Principal     of
                                   Amount       Loans      Amount     Loans     Amount    Loans
                                   ------       -----      ------     -----     ------    -----
                                                         (dollars in thousands)

Originations for the Company:(1)
  Conventional                       $ 66,798       378     $ 96,568     549   $  337,350    1,562
  FHA/VA                                    -         -            -       -            -        -
                                      -------     -----      -------   -----    ---------    -----
    Total Company                      66,798       378       96,568     549      337,350    1,562
                                      -------     -----      -------   -----    ---------    -----
Originations for others: (1)
  Conventional                        287,122     2,068      448,616   3,513      667,129    5,351
  FHA/VA                               61,335       540       75,531     676      106,917    1,019
                                      -------     -----      -------   -----    ---------    -----
    Total other                       348,457     2,608      524,147   4,189      774,046    6,370
                                      -------     -----      -------   -----    ---------    -----
Total Company and others             $415,255     2,986     $620,715   4,738   $1,111,396    7,932
                                      =======     =====      =======   =====    =========    =====

Retained by the Company: (1)(2)
  Conventional                       $ 66,798       378     $ 96,568     549   $  337,350    1,562
  FHA/VA                                    -         -            -       -            -        -
                                      -------     -----      -------   -----    ---------    -----
    Total Company                      66,798       378       96,568     549      337,350    1,562
                                      -------     -----      -------   -----    ---------    -----
Sales to others: (1)(3)
  Conventional                        273,276     2,089      544,881   3,342      597,889    5,455
  FHA/VA                               57,081       519       88,588     847       97,475      915
                                      -------     -----      -------   -----    ---------    -----
    Total other                       330,357     2,608      633,469   4,189      695,364    6,370
                                      -------     -----      -------   -----    ---------    -----
Total Company and others             $397,155     2,986     $730,037   4,738   $1,032,714    7,932
                                      =======     =====      =======   =====    =========    =====
Other adjustments to
  loans held for sale (4)            $    902               $ 12,685           $    4,386
                                      =======                =======            =========
Increase/(decrease) in
  mortgage loans held for sale       $ 19,002               $(96,637)          $   83,068
                                      =======                =======            =========

----------------
(1)    Consists entirely of 1-4 family residential loans.

(2) Consists primarily of 1-4 family residential loans which have adjustable rates, are nonconforming due to the size of the loan, or are made to an employee of the Company.

(3)    Includes loans converted into mortgage-backed securities.

(4) Consists of repayments of loans held for sale, net gain on sale of loans, and deferred loan fees.

       Shortly after year-end 2000, Commonwealth announced the restructuring of its mortgage banking business. Under the restructuring, Commonwealth entered into an agreement with American Home Mortgage Holdings, Inc. to sell its five mortgage loan production offices in Pennsylvania and Maryland. The sale is expected to close in the first quarter of 2001. As part of this agreement, American Home Mortgage Holdings, Inc. will process future mortgage loan referrals relating to Commonwealth customers. In addition, Commonwealth entered into a sub-servicing arrangement with a third party through which that entity will service mortgage loans for Commonwealth. The transfer of servicing activities is expected to occur in the first half of 2001.

       CONSUMER LENDING ACTIVITIES. The Company originates consumer loans directly through its network of 60 full-service branches. In addition, recreational vehicle loans and certain home equity loans are purchased on an indirect basis from a third party. At December 31, 2000, $384 million, or 27%, of the Company's total loan portfolio was comprised of consumer loans.

       A significant portion of the Company's consumer loan portfolio is comprised of second mortgage loans, which are generally secured by the underlying equity in a borrower's home or second residence. These loans are for a fixed amount, have fixed interest rates, terms of one to 15 years, and loan-to-value ratios of 100% or less. At December 31, 2000, second mortgage loans totaled $258 million, or 18%, of the Company's total loan portfolio.

       The Company's consumer loan portfolio is also comprised of a significant amount of recreational vehicle loans. These loans were purchased from a third party, are for a fixed amount, have fixed interest rates, terms of three to 20 years, and generally have loan-to-value ratios of 100% or less. At December 31, 2000, recreational vehicle loans totaled $51 million, or 4%, of the Company's total loan portfolio. As a result of the unsatisfactory performance of this portion of the portfolio, the Company discontinued purchases of recreational vehicle loans in 2000.

       At December 31, 2000, home equity lines of credit amounted to $27 million, or 2%, of the Company's total loan portfolio. Home equity lines of credit are a form of revolving credit and are generally secured by the underlying equity in the borrower's home or second residence. These loans have floating interest rates, and loan-to-value ratios of 100% or less. The Company had $93 million of total commitments pursuant to such equity lines of credit outstanding at year-end 2000.

       The remaining $49 million of the Company's consumer loan portfolio at December 31, 2000 was comprised primarily of personal loans and lines of credit, loans secured by new and used automobiles, and credit card loans. Such credit card loans may be secured by the borrower's principal residence or unsecured, and are serviced for the Company by a third-party servicer.

       Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans, and involve more credit risk than residential mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are mitigated somewhat in the Company's consumer loan portfolio, because of the high percentage of home equity lines of credit and second mortgages, which are secured by real estate.

       COMMERCIAL LENDING ACTIVITIES. Commonwealth's target market is comprised of small and lower middle market businesses in southeast Pennsylvania. The Company generally provides loans for commercial purposes to borrowers only under circumstances where the borrower also has, or establishes, a deposit relationship with the Company. The loans typically are under $1.0 million. Commercial real estate loans are generally made in the same amounts and may be secured by office buildings, warehouses, and other special purpose properties. Applications for commercial loans are obtained primarily through loan officer solicitation, branch referrals, and direct inquiry. As of December 31, 2000, commercial loans totaled $244 million, or 17%, of the Company's total loan portfolio. At December 31, 2000, commercial loans were comprised of $158 million of business loans, $78 million of commercial real estate loans, and $8 million of loans guaranteed by the SBA.

       Commercial business loans originated by the Company generally have terms of one to five years and interest rates which are fixed or float in accordance with the Company's prime lending rate. Commercial real estate loans originated by the Company generally have terms of five to 15 years, with fixed interest rates. Commercial loans are generally secured and backed by the personal guarantees of the principals of the borrower. Although commercial loans generally involve greater credit risk than other types of loans, management believes that the greater income potential and positive effects on interest rate risk offset this increased credit risk. Also, income opportunities are enhanced through the generation of commercial loan origination fees and business deposit account fee income. The Company intends to continue to expand its commercial lending program.

       LOAN ORIGINATION FEES. In addition to interest earned on loans, the Company receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the loan and are charged to the borrower in connection with the origination of the loan.

       In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, which addresses the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Company's loan origination fees and certain related direct loan origination costs have been offset, and the resulting net amount has been deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 2000, the Company had $3.2 million of loan fees related to loans receivable which had been deferred and are being recognized as income over the estimated maturities of the related loans using the level-yield method.

LOAN SERVICING ACTIVITIES

       During 1999, Commonwealth Bank exited substantially all of the third party mortgage servicing business, and sold its $1.0 billion FHLMC and FNMA mortgage servicing portfolio to National City Mortgage. Commonwealth, a qualified seller/servicer for the FHLMC and the FNMA, continues to service residential real estate loans for others, primarily related to current mortgage production awaiting transfer to the ultimate servicer, as well as loans held by Commonwealth for investment and sale. Servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, supervising foreclosures in the event of unremedied defaults, and generally administering the loans.

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

       At December 31, 2000, 1999, and 1998, Commonwealth was servicing $0.1 billion, $0.2 billion, and $1.4 billion of loans for others, respectively, as well as $0.8 billion, $0.9 billion, and $1.0 billion of loans held by Commonwealth for investment or sale, respectively. The servicing of $0.1 billion of loans for others at December 31, 2000 was primarily current mortgage production awaiting transfer to the ultimate servicer. The portfolio of loans serviced by Commonwealth at December 31, 2000 consisted of approximately 7,536 loans with an average loan balance of approximately $126,839, a weighted average service fee of approximately 0.31% per annum and a weighted average remaining contractual term of approximately 23 years. The Company's loan servicing fees totaled $0.8 million in 2000, $3.3 million in 1999, and $3.6 million in 1998.

       During the years ended December 31, 2000, 1999, and 1998, Commonwealth sold $180 million, $419 million and, $444 million of loans originated on a servicing retained basis, respectively, and $150 million, $214 million, and $251 million on a servicing released basis, respectively.

       As part of its responsibilities as a servicer of mortgage-backed securities, Commonwealth is required to remit to mortgage-backed securities investors the monthly principal collected and scheduled interest payments on most mortgages, including those for which no interest payments have been received due to delinquency. As of December 31, 2000, the principal amount of mortgages outstanding that were subject to this condition aggregated approximately $125 million, of which approximately $4 million were delinquent. Substantially all of these loans were sold without recourse and are guaranteed by the FHLMC or the FNMA.

       Shortly after year-end 2000, Commonwealth announced the restructuring of its mortgage banking business. Under the restructuring, Commonwealth entered into an agreement with American Home Mortgage Holdings, Inc. to sell its five mortgage loan production offices in Pennsylvania and Maryland. The sale is expected to close in the first quarter of 2001. As part of this agreement, American Home Mortgage Holdings, Inc. will process future mortgage loan referrals relating to Commonwealth customers. In addition, Commonwealth entered into a sub-servicing arrangement with a third party through which that entity will service mortgage loans for Commonwealth. The transfer of servicing activities is expected to occur in the first half of 2001.

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


                                                                     December 31,
                                            -----------------------------------------------------------
                                              2000        1999        1998          1997         1996
                                            --------    --------    --------      --------     --------
                                                                (dollars in thousands)

30 to 59 days                               $12,866       $8,867   $  9,788        $13,083    $12,854
60 to 89 days                                 2,611        3,163      2,418          2,503      7,980
90 days and over                              7,995        7,779     10,012          8,938      8,058
                                             ------       ------     ------         ------     ------
  Total                                     $23,472      $19,809    $22,218        $24,524    $28,892
                                             ======       ======     ======         ======     ======
Total delinquent loans to total loans
 held for investment                           1.64%        1.45%      1.65%          1.93%      2.58%
                                               ====         ====       ====           ====       ====

       NONPERFORMING ASSETS. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.

                                                                 December 31,
                                            ------------------------------------------------------
                                              2000       1999       1998         1997       1996
                                            --------   -------    --------     --------   --------
                                                            (dollars in thousands)
Mortgage loans - residential                $ 4,193     $ 4,044    $ 5,119       $5,269     $5,240
Consumer loans                                2,782       2,355      1,598        1,324      1,335
Commercial loans (1)                          1,020       1,380      3,295        2,345      1,483
                                             ------      ------     ------        -----      -----
  Total nonperforming loans (1)               7,995       7,779     10,012        8,938      8,058
Real estate owned and other acquired
  assets, net                                 1,003         923      1,049          626      1,090
Investment securities (2)                     1,700       1,700          -          -          -
                                             ------      ------     ------        -----      -----
  Total nonperforming assets (1)            $10,698     $10,402    $11,061       $9,564     $9,148
                                             ======      ======     ======        =====      =====
Nonperforming loans to total loans
  held for investment (1)                      0.56%       0.57%      0.74%        0.70%      0.72%
                                             ======      ======     ======        =====      =====
Total nonperforming assets to total
  assets (1)                                   0.57%       0.54%     0.49%         0.42%     0.43%
                                             ======      ======     ======        =====      =====

--------------------
(1) Does not include nonperforming commercial loans which are fully guaranteed as to principal and interest by the SBA, which amounted to $1.1 million at both December 31, 1997 and 1996. There were no nonperforming SBA loans at December 31, 2000, 1999, and 1998.

(2)    Represents an equity investment in a mortgage servicing partnership.

       At December 31, 2000, the Company's $4.2 million of nonperforming single-family residential loans consisted of 62 loans having an average balance of $67,634.

       Forgone interest income on nonaccruing loans totaled $0.6 million at both December 31, 2000 and 1999. The actual amount of interest recorded as income on such loans amounted to $0.3 million for each of the years ended December 31, 2000, 1999, and 1998.

       At December 31, 2000, the Company's real estate owned and other assets acquired totaled $1.0 million, primarily consisting of 12 single-family residential properties acquired through foreclosure or by deed-in-lieu of foreclosure and 29 recreational vehicle loans. At December 31, 1999, real estate owned and other assets acquired totaled $0.9 million, primarily consisting of 15 single-family residential properties acquired through foreclosure or by deed-in-lieu of foreclosure and 11 recreational vehicle loans. At year-end 1998, real estate owned totaled $1.0 million, primarily consisting of 20 single-family residential properties acquired through foreclosure or by deed-in-lieu of foreclosure.

       During 2000, the Company sold 23 single-family residential properties which were held as real estate owned for a nominal net loss and acquired an additional 20 single-family residential properties through foreclosure or deed-in-lieu of foreclosure. During 1999, the Company sold 28 single-family residential properties which were held as real estate owned for a nominal net gain and acquired an additional 23 single-family residential properties through foreclosure or deed-in-lieu of foreclosure. During 1998, the Company sold 20 single-family residential properties which were held as real estate owned for a nominal net gain and acquired an additional 27 single-family residential properties through foreclosure or deed-in-lieu of foreclosure.

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

       A fourth category, designated "special mention", reflects those assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss, but which represent potential future problem assets. At December 31, 2000, the Company had $3.8 million of assets classified as special mention.

       ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated loan losses based upon the probable losses inherent in the loan portfolio which have occurred as of the date of the financial statements. In determining the allowance for loan losses, Commonwealth assesses prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectibility of the loan portfolio. In management's opinion, the allowance for loan losses is sufficient to absorb estimated losses in the loan portfolio.

       The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                               Year Ended December 31,
                                 ---------------------------------------------------

                                     2000        1999      1998      1997      1996
                                    ------     -------    ------    ------    ------
                                              (dollars in thousands)

Allowance at beginning of year     $10,478     $ 9,589   $ 9,024   $ 9,971    $7,485
                                    ------      ------    ------    ------     -----

Provision                            5,250       4,000     3,500     1,600       601


Charge-offs:
  Mortgage                            (135)       (344)     (566)     (453)     (189)
  Consumer                          (4,456)     (2,138)   (1,857)   (1,383)     (478)
  Commercial                          (298)     (1,190)     (706)     (963)        -
                                    ------      ------    ------    ------     -----
    Total charge-offs               (4,889)     (3,672)   (3,129)   (2,799)     (667)
Recoveries:
  Mortgage                              14          27        32       147       133
  Consumer                             170         237        78        74        29
  Commercial                            55         297        84        31        18
                                    ------      ------    ------    ------     -----
    Total recoveries                   239         561       194       252       180
Allowance acquired in
  Berks Acquisition                     -           -         -         -      2,372
                                    ------      ------    ------    ------     -----
Allowance at end of year           $11,078     $10,478   $ 9,589   $ 9,024    $9,971
                                    ======      ======    ======    ======     =====


Allowance for loan losses to
   total loans held for
   investment at end of year         0.78%       0.76%     0.71%     0.71%      0.89%
                                     ====        ====      ====      ====       ====

       The following table presents the Company's allowance for loan losses allocated by categories of loans held for investment at the dates indicated.

                                                                    December 31,
                         --------------------------------------------------------------------------------------------------
                              2000                1999                 1998                 1997                 1996
                         ----------------   -----------------   ------------------    -----------------   -----------------

                                 Percent             Percent             Percent               Percent             Percent
                                    of                  of                  of                    of                  of
                                 Loans by            Loans by            Loans by              Loans by            Loans by
                                 Category            Category            Category              Category            Category
                         Amount    (1)      Amount      (1)     Amount      (1)       Amount      (1)     Amount      (1)
                         ------  --------   ------   --------   ------   ---------    ------   --------   ------   --------
                                                              (dollars in thousands)
Breakdown of
 allowance:
  Mortgage loans        $ 1,662    0.21%   $ 2,442     0.28%    $2,207     0.23%      $2,536      0.26%   $5,339      0.63%
  Consumer loans          6,323    1.64      4,966     1.54      3,412     1.42        2,916      1.50     2,505      1.48
  Commercial loans        3,093    1.27      3,070     1.61      3,970     2.86        3,572      3.72     2,127      3.00
                          -----              -----               -----                 -----               -----
  Total allowance for
   loan losses          $11,078    0.78%   $10,478     0.76%    $9,589     0.71%      $9,024      0.71%   $9,971      0.89%
                         ======             ======               =====                 =====               =====

--------------------

(1)    Total loans exclude mortgage loans held for sale.

INVESTMENT ACTIVITIES

       MORTGAGE-BACKED SECURITIES. Mortgage-backed securities (which are also known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and U.S. Government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and U.S. Government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA, and the Government National Mortgage Association ("GNMA").

       In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company segregated its mortgage-backed and investment securities into two categories, those held to maturity and those available for sale. During the third quarter of 2000, Commonwealth reclassified certain mortgage-backed securities from the held to maturity category to the available for sale category. This reclassification resulted in the entire portfolio being classified as available for sale and a $0.2 million increase in shareholders' equity. The categorization of Commonwealth's entire portfolio as available for sale is in line with Commonwealth's strategy to continue to reduce its mortgage related assets. Mortgage-backed securities classified as held to maturity are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security pursuant to the level-yield method. Mortgage-backed securities classified as available for sale are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity. The net unrealized gain on available for sale mortgage-backed securities was $1.3 million at year-end 2000, compared to a net unrealized loss of $4.8 million at year-end 1999.

       At December 31, 2000, the Company's entire mortgage-backed securities portfolio totaling $203 million was categorized as available-for-sale. At December 31, 2000, $132 million, or 65%, of the Company's mortgage-backed securities were insured or guaranteed by the FHLMC, the FNMA, or the GNMA. As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the FHLMC, the FNMA, or the GNMA. At December 31, 2000, $71 million, or 35%, of the Company's mortgage-backed securities were private mortgage-backed securities. At December 31, 2000, $161 million, or 80%, of the Company's mortgage-backed securities portfolio had fixed rates of interest, and $42 million, or 20%, had adjustable rates of interest.

       Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees related to the securities, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company.

       At December 31, 2000 and 1999, mortgage-backed securities with an amortized cost of $61 million and $116 million, respectively, and a market value of $62 million and $114 million, respectively, collateralized certain repurchase agreements. Mortgage-backed securities with an amortized cost at December 31, 2000 and 1999, of $41 million and $44 million, respectively, (market value of $41 million and $42 million, respectively), were pledged as collateral for depositors.

       The following table sets forth the activity in the Company's mortgage-backed securities portfolio during the periods indicated.

                                                                Year Ended December 31,
                                                       --------------------------------------

                                                          2000           1999          1998
                                                        --------       --------      --------
                                                                    (in thousands)


Mortgage-backed securities at beginning of year         $290,954      $ 524,141     $ 735,291
Purchases                                                    -              -         156,958
Sales or call                                            (21,883)        (5,170)      (30,000)
Repayments and prepayments                               (72,823)      (219,534)     (337,291)
Unrealized gain (loss) on available-for-sale
  mortgage-backed securities                               6,452         (8,483)         (817)
                                                         -------        -------       -------
Mortgage-backed securities at end of year (1)           $202,700      $ 290,954     $ 524,141
                                                         =======        =======       =======

--------------------
(1) At December 31, 2000, the amortized cost and market value of the Company's total mortgage-backed securities amounted to $201 million and $203 million, respectively.

       At December 31, 2000, the contractual maturity of substantially all of the Company's mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments also affect the yield to maturity. The yield on a security is based upon the interest income and the amortization of any premium or accretion of any discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized or accreted over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of a mortgage-backed security, and these assumptions are reviewed periodically to reflect actual and anticipated prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages, and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates, generally, is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

       INVESTMENT SECURITIES. The Company has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and state and municipal governments, certificates of deposit at federally-insured banks and savings and loan associations, certain bankers' acceptances and federal funds. Subject to various restrictions, the Company may also invest a portion of its assets in commercial paper, corporate debt securities, mutual funds, the assets of which conform to the investments that Commonwealth is otherwise authorized to make directly, and certain equity investments.

       The following table sets forth information regarding the amortized cost and market value of the Company's investment securities at the dates indicated. There were no held to maturity investment securities at the dates indicated.

                                                 December 31,
                          ---------------------------------------------------------
                                2000                1999               1998
                          -----------------   -----------------   -----------------

                          Amortized  Market   Amortized  Market   Amortized  Market
                            Cost     Value      Cost     Value      Cost     Value
                          ---------  ------   ---------  ------   ---------  ------
                                               (in thousands)

Available for sale:
  U.S. Treasury and U.S.
    Government agency
    securities             $   -     $   -     $   -    $   -     $12,000  $11,999
  Corporate Bonds              -         -      34,996   34,925    19,997   20,140
  Mortgage Related
    Mutual Fund                -         -      20,751   20,479         -        -
  Equity Investment -
    Mortgage Servicing
    Partnership              1,700     2,417     1,700    1,700     1,700    1,700
Other Equity Investments    11,650    11,634    10,854   11,115       710      676
                            ------    ------    ------   ------    ------   ------
  Total                    $13,350   $14,051   $68,301  $68,219   $34,407  $34,515
                            ======    ======    ======   ======    ======   ======

SOURCES OF FUNDS

       GENERAL. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan principal repayments and prepayments, advances from the FHLB of Pittsburgh, securities sold under agreements to repurchase, and commercial repurchase agreements. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

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

       The Company attracts deposits through a network of convenient branch office locations by offering a wide variety of accounts and services, competitive interest rates, and extended customer hours. At December 31, 2000, the branch offices of the Company consisted of 41 traditional full-service offices and 19 full-service offices located in supermarkets.

       In addition to the Company's extensive branch network, the Company currently maintains 57 automated teller machine ("ATM") locations. The Company also maintains a 24 hour telephone banking service known as ComLine and an internet banking service known as Commonwealth OnLine.

       The Company's focus on customer service and convenience has facilitated its acquisition of lower-cost demand deposits and savings accounts, which generally have rates which are substantially less than certificates of deposit. At December 31, 2000, total demand deposits and savings deposits amounted to 51% and 15% of the Company's total deposits, respectively. During 2000, the weighted average rate paid on the Company's demand deposits and savings deposits amounted to 2.37% and 2.21%, respectively, as compared to a weighted average rate paid of 5.17% on the Company's certificates of deposit during this same period.

       The following table sets forth certain information relating to the Company's deposits at the dates indicated.

                                                   December 31,
                        ------------------------------------------------------------------
                                2000                  1999                    1998
                        --------------------  ---------------------    -------------------
                                    Percent                Percent                Percent
                                    of Total               of Total               of Total
                          Amount    Deposits     Amount    Deposits      Amount   Deposits
                          ------    --------     ------    --------      ------   --------
                                               (dollars in thousands)

NOW accounts            $  208,076    14.30%  $  188,003     12.50%   $  216,668    13.50%
Money market deposits      360,669    24.80      388,605     25.85       390,822    24.34
Noninterest-bearing
   deposits (1)            178,423    12.27      146,477      9.74       103,327     6.44
                         ---------   ------    ---------     -----      --------    -----
   Total demand
   deposits                747,168    51.37      723,085     48.09       710,817    44.28
                         ---------   ------    ---------     -----      --------    -----
Savings deposits           212,946    14.64      221,074     14.70       227,423    14.17
Certificate of deposit
   accounts:
   6 months or less        207,282    14.25      279,109     18.56       317,232    19.76
   7-12 months              69,768     4.79      157,895     10.50       151,258     9.42
   13-36 months            190,797    13.12       88,110      5.86       148,958     9.28
   More than 36 months      26,631     1.83       34,473      2.29        49,611     3.09
                         ---------   ------    ---------     -----      --------    -----
   Total certificates      494,478    33.99      559,587     37.21       667,059    41.55
                         ---------   ------    ---------     -----      --------    -----
   Total deposits       $1,454,592   100.00%  $1,503,746    100.00%   $1,605,299   100.00%
                         =========   ======    =========    ======     =========   ======

--------------------

(1) Includes business checking accounts totaling $108 million, $72 million, and $57 million at December 31, 2000, 1999, and 1998, respectively.

       The following table sets forth the activity in the Company's deposits during the periods indicated.

                                             Year Ended December 31,
                                   ------------------------------------------
                                      2000            1999            1998
                                   ----------      ----------      ----------
                                             (dollars in thousands)

Beginning balance                 $ 1,503,746     $ 1,605,299     $ 1,552,824
Net decrease before interest          (98,168)       (153,462)         (2,595)
Interest credited                      49,014          51,909          55,070
                                   ----------      ----------      ----------
Net (decrease) increase
  in deposits                         (49,154)       (101,553)         52,475
                                   ----------      ----------      ----------
Ending balance                    $ 1,454,592     $ 1,503,746     $ 1,605,299
                                   ==========      ==========      ==========

       The following table sets forth by various interest rate categories the Company's certificates of deposit at the dates indicated.

                                                    December 31,
                                       -------------------------------------
                                         2000          1999           1998
                                       --------      --------       --------
                                               (dollars in thousands)

0.00% to 2.99%                         $  1,364      $    979       $  1,295
3.00% to 3.99%                              122         1,541          1,776
4.00% to 4.99%                          234,341       321,421        224,329
5.00% to 6.99%                          255,058       234,091        436,614
7.00% to 8.99%                            3,503         1,473          2,965
9.00% and over                               90            82             80
                                        -------       -------        -------
Total                                  $494,478      $559,587       $667,059
                                        =======       =======        =======

       The following table sets forth the amount and remaining maturities of the Company's certificates of deposit at December 31, 2000.

                                           Over Six                       Over Two
                                            Months         Over One        Years
                            Six Months    Through One    Year Through     Through     Over Three
                             or less         Year         Two Years     Three Years      Years
                            ----------    -----------    ------------   -----------   ----------
                                                 (dollars in thousands)

0.00% to 2.99%               $  1,113      $    24        $    197         $    27      $     3
3.00% to 3.99%                    122            -               -               -            -
4.00% to 4.99%                126,227       55,155          33,897          12,397        6,665
5.00% to 6.99%                 76,675       14,395         130,007          14,118       19,863
7.00% to 8.99%                  3,145          104              88              66          100
9.00% and over                      -           90               -               -            -
                              -------       ------         -------          ------       ------
Total                        $207,282      $69,768        $164,189         $26,608      $26,631
                              =======       ======         =======          ======       ======


       At December 31, 2000, the Company had $80 million of certificates of deposit in amounts equal to or greater than $100,000, of which $54 million was scheduled to mature within six months, $13 million was scheduled to mature in over six months through 12 months, and $13 million was scheduled to mature in a time period greater than 12 months.

       BORROWINGS. The Company may obtain secured advances from the FHLB of Pittsburgh by pledging certain assets, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At December 31, 2000, the Company had $172 million of advances from the FHLB of Pittsburgh.

       From time to time the Company enters into agreements to sell securities under terms which require it to repurchase the same securities by a specified date. Repurchase agreements are considered borrowings which are secured by the sold securities. At December 31, 2000, the Company had $35 million of repurchase agreements outstanding.

       At December 31, 2000, the Company also had $18 million of repurchase agreements outstanding with commercial customers.

       The following table sets forth the amount and weighted average rate of the Company's borrowings at the dates indicated.

                                            December 31,
                     ---------------------------------------------------------
                            2000                1999               1998
                     ----------------    -----------------   -----------------
                                       (dollars in thousands)

FHLB advances         $171,666   6.36%     $127,000   5.49%    $240,500   5.32%
Repurchase
 agreements             35,000   6.19       100,000   5.81      166,000   6.21
Other borrowings        17,830   4.94         9,076   4.32          -       -
                       -------   ----       -------  -----      -------   ----
  Total borrowings(1) $224,496   6.22%     $236,076   5.58%    $406,500   5.68%
                       =======              =======             =======

--------------------

(1) Does not include interest expense associated with interest rate swaps and interest rate caps.


       The following table sets forth certain information relating to the Company's borrowings at the dates and for the periods indicated.

                                      At or For the Year Ended December 31,
                              -----------------------------------------------------
                                2000                  1999                    1998
                              --------              --------                -------

                                                (dollars in thousands)
FHLB advances:
  Maximum balance             $180,100                $225,500              $368,000
  Average balance             $138,714                $159,929              $285,615
  Weighted average rate:
    At end of period              6.36%                   5.49%                 5.32%
    During the period             6.21%                   5.31%                 5.65%


Repurchase agreements:
  Maximum balance             $100,000                $154,000              $240,521
  Average balance              $65,646                $132,657              $205,018
  Weighted average rate:
    At end of period              6.19%                   5.81%                 6.21%
    During the period             6.04%                   5.92%                 6.04%


Other borrowings:
  Maximum balance              $22,590                 $14,363              $     -
  Average balance              $14,453                 $ 6,869              $     -
  Weighted average rate:
    At end of period              4.94%                   4.32%                   - %
    During the period             4.88%                   4.30%                   - %

EMPLOYEES

       The Company had 605 full-time employees and 197 part-time employees at December 31, 2000. None of these employees are represented by a collective bargaining agent.

SUBSIDIARIES

       A brief description of the activities of the Company's active subsidiaries is set forth below.

       CFSL INVESTMENT CORPORATION. CFSL Investment Corporation, a wholly-owned subsidiary of the Bank incorporated in Delaware, invests primarily in mortgage-backed securities. At December 31, 2000, CFSL Investment Corporation held $42 million of mortgage-backed securities.

       COMLIFE, INC. ComLife, Inc., a wholly-owned subsidiary of the Company incorporated in Pennsylvania, had no assets or liabilities at December 31, 2000. In February 2001, ComLife, Inc. made an equity investment of $10,000 in an Arizona-based insurance company.

       COMMONWEALTH BANK. During January 2001, the Bank converted to a Pennsylvania chartered savings bank, primarily regulated by the Pennsylvania Department of Banking and the FDIC from a federally chartered savings bank, primarily regulated by the OTS. The Bank conducts business from its executive offices in Norristown, Pennsylvania and 60 full-service branches, including 19 supermarket branch offices, located in southeast Pennsylvania. ComNet, a division of the Bank, conducted business, as of December 31, 2000, through loan origination offices located in Pennsylvania, Maryland, and New Jersey. ComNet also originated loans through a network of correspondents, primarily in the eastern United States.

       COMMONWEALTH INVESTMENT CORPORATION OF DELAWARE, INC. Commonwealth Investment Corporation of Delaware, Inc., a wholly-owned subsidiary of the Company incorporated in Delaware, held cash and investment securities totaling $0.3 million at December 31, 2000.

       CS CORPORATION. CS Corporation, a wholly-owned subsidiary of the Company incorporated in Pennsylvania, held a $1.7 million equity investment at December 31, 2000.

       FIRSTCOR, LTD. The activities of Firstcor, Ltd. ("Firstcor"), a wholly-owned subsidiary of the Bank incorporated in Pennsylvania, consist primarily of investing in limited partnerships which have been formed for the purpose of investing in real estate for low income families, elderly housing projects, and/or the preservation or restoration of historically or architecturally significant buildings or structures. At December 31, 2000, Firstcor had nine investments in such partnerships with an aggregate carrying value of $5.0 million. The investments held by these partnerships are all located in southeast Pennsylvania. In addition, Firstcor, through an independent brokerage, makes available investments in annuities and mutual funds to customers of the Company.

       TYLER WEALTH COUNSELORS, INC. Tyler Wealth Counselors, Inc., a wholly-owned subsidiary of the Bank incorporated in Pennsylvania, offers financial planning and investment advisory services to individuals and small businesses in southeast Pennsylvania. Revenue relating to this business totaled $1.1 million in 2000.

COMPETITION

       The Company faces strong competition in attracting deposits and making loans. Its most direct competition for deposits has historically come from other savings associations, credit unions and commercial banks located in eastern Pennsylvania, including many large financial institutions which have greater financial and marketing resources available to them. In addition, the Company faces significant competition for investors' funds from short-term money market securities, mutual funds, and other corporate and government securities. The ability of the Company to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity, and risk comparable to that offered by competing investment opportunities.

       The Company experiences strong competition for loans principally from other savings associations, commercial banks, and mortgage banking companies. The Company competes for loans principally through the interest rates and loan fees it charges, and through the efficiency and quality of services it provides borrowers.

TAXATION

       FEDERAL. The Company is subject to federal income taxation in the same general manner as other corporations. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company. The Company's federal income tax returns have been audited or closed without audit by the Internal Revenue Service through 1996.

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

       NET OPERATING LOSS CARRYOVERS. For losses incurred in taxable years beginning 1976 through August 6, 1997, a financial institution may carryback net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. For taxable years beginning after August 6, 1997, the carryback period is two years and the carryforward period is twenty years. At December 31, 2000, the Company had no net operating loss carryforwards for federal income tax purposes.

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

       The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, which imposes a tax at the rate of 11.5% of the Bank's net earnings, determined in accordance with GAAP, including certain statutory adjustments. For fiscal years beginning in 1983, and thereafter, NOLs may be carried forward and allowed as a deduction for three succeeding years. This Act exempts the Bank from all other corporate taxes imposed by Pennsylvania for state tax purposes, and from all local taxes imposed by political subdivisions thereof, except taxes on real estate and real estate transfers. At December 31, 2000, the Company had net loss carryforwards for state tax purposes totaling $10.4 million, which expire in 2001 and 2003.

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

       If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the regulatory authorities, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

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

       In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors, and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2000, the Bank was in compliance with the above restrictions.

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

THE BANK

       GENERAL. During January 2001, the Bank converted to a Pennsylvania chartered savings bank, primarily regulated by the Pennsylvania Department of Banking and the FDIC from a federally chartered savings bank, primarily regulated by the OTS. The Pennsylvania Department of Banking and the FDIC have extensive authority over the operations of state chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the FDIC, and are subject to periodic examinations by the Pennsylvania Department of Banking and the FDIC.

       The Bank is subject to extensive regulation and examination by the Department and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the Congress could have a material adverse impact on the Bank and their operations.

       PENNSYLVANIA SAVINGS BANK LAW. The Pennsylvania Banking Code of 1965, as amended (the "Banking Code") contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

       One of the purposes of the Banking Code is to provide savings banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws and other state, federal and foreign laws. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in Pennsylvania, with the prior approval of the Department.

       The Department generally examines each savings bank not less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of the Department's examination, the present practice is for the Department to conduct individual examinations. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

       INTERSTATE ACQUISITIONS. The Interstate Banking Act allows federal regulators to approve mergers between adequately capitalized banks from different states regardless of whether the transaction is prohibited under any state law, unless one of the banks' home states has enacted a law expressly prohibiting out-of-state mergers before June 1997. This act also allows a state to permit out-of-state banks to establish and operate new branches in this state. The Commonwealth of Pennsylvania has "opted in" to this interstate merger provision. Therefore, the prior requirement that interstate acquisitions would only be permitted when another state had "reciprocal" legislation that allowed acquisitions by Pennsylvania-based bank holding companies has been eliminated. The new Pennsylvania legislation, however, retained the requirement that an acquisition of a Pennsylvania institution by a Pennsylvania or a non-Pennsylvania-based holding company must be approved by the Department.

       FDIC INSURANCE OF DEPOSITS. The deposits of the Bank are insured by the SAIF, which is administered by the FDIC. The FDIC also administers the Bank Insurance Fund ("BIF") which generally provides insurance for commercial bank deposits.

       On September 30, 1996, legislation was enacted into law to recapitalize the SAIF through a one-time special assessment on SAIF-insured deposits as of March 31, 1995. The Bank's assessment amounted to $6.8 million ($4.5 million, net of income tax benefit). As a result of the special assessment, the Bank's deposit insurance premiums decreased from the previous rate of $0.23 per $100 of deposits to approximately $0.02 per $100 of deposits.

       Beginning January 1, 1997, Financing Corporation ("FICO") assessments of
6.5 and 1.3 basis points were added to the regular assessment for the SAIF-assessable and the BIF-assessable base. As of December 31, 2000, the FICO assessment was 2.0 basis points for both the SAIF-assessable and the BIF-assessable base. The FICO rate is not tied to the FDIC risk classification, referred to below, and was the result of the Deposit Insurance Act of 1996. It is anticipated that assessments for BIF and SAIF members will be the same after 2000.

       Under current FDIC regulations, institutions are assigned to one of three capital groups based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized." These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with deposit insurance rates ranging from 0% for well capitalized, healthy institutions to 0.27% for undercapitalized institutions with substantial supervisory concerns.

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

       CAPITAL REQUIREMENTS. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, are not members of the Federal Reserve System. The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

       The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital which is defined as Tier I capital and supplementary (Tier 2 capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance-sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

       The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2000, the Bank met each of its capital requirements.

       A bank which has less than the minimum leverage capital requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit to its FDIC regional director for review and approval a reasonable plan describing the means and timing by which the bank shall achieve its minimum leverage capital requirement. A bank which fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order from the FDIC. The FDIC's regulation also provides that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding thereunder solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier I leverage capital ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The FDIC capital regulation also provides, among other things, for the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to restore its capital to the minimum leverage capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

       The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

       LOANS-TO-ONE BORROWER LIMITATION. Under federal regulations, with certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an "unsecured" basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate.

       ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS. Section 24 of the FDIA, as amended by the FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

       The FDIC has adopted final regulations pertaining to the other activity restrictions imposed upon insured savings banks and their subsidiaries by
Section 24. Pursuant to such regulations, insured savings banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. Savings banks not engaging in such activities but that desire to engage in otherwise impermissible activities may apply for approval from the FDIC to do so, however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the FDIC insurance funds, such application will not be approved by the FDIC.

       REGULATORY ENFORCEMENT AUTHORITY. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") included substantial enhancement to the enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. FIRREA significantly increased the amount of and grounds for civil money penalties and requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

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

       As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 2000, the Bank had $18 million in FHLB stock, which was in compliance with this requirement.

       The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 2000, dividends paid by the FHLB of Pittsburgh to the Bank amounted to $1.3 million, compared to $1.2 million for the year ended December 31, 1999.

       FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily interest-bearing checking accounts). As of December 31, 2000, no reserves were required to be maintained on the first $5.5 million of transaction accounts, reserves of 3% were required to be maintained against the next $37.3 million of net transaction accounts (with such dollar amounts subject to adjustment by the Federal Reserve Board), and a reserve of 10% (which is subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

ITEM 2. PROPERTIES

OFFICE AND PROPERTIES


       At December 31, 2000, the Bank conducted business from its corporate offices in Norristown, Pennsylvania and 60 full-service offices, including 19 supermarket branches, located in southeast Pennsylvania.

       The following table sets forth certain information relating to the Bank's offices at December 31, 2000.


                                                                                 Net Book Value of
                                                                                   Property and
                                                                                     Leasehold
                                                               Lease              Improvements at
                                         Owned or            Expiration             December 31,                 Deposits at
             Location                     Leased                Date                 2000(1)                  December 31, 2000
----------------------------------  -------------------  -----------------  -------------------------  ----------------------------
                                                                                                       (in  thousands)
CORPORATE HEADQUARTERS:
-----------------------

NORRISTOWN:                              Leased               02/12                           $1,300                      $ 13,348
2 West Lafayette Street
Norristown, PA 19401


TRADITIONAL FULL-SERVICE OFFICES:
---------------------------------

NORRISTOWN:                              Leased               02/12                              123                        35,881
2 West Lafayette Street
Norristown, PA 19401


TRAPPE:                                  Leased               10/10                              136                        32,326
Trappe Shopping Center
130 West Main Street, Suite 158
Trappe, PA 19426


KING OF PRUSSIA:                         Leased               09/03                               86                        36,904
DeKalb Plaza Shopping Center
338 West DeKalb Pike
King of Prussia, PA 19406


PARK RIDGE:                              Leased               01/02                               --                        72,277
Park Ridge Shopping Center
2701 West Main Street
Norristown, PA 19403


EAST NORRITON:                           Leased               05/19                              744                        69,098
East Norriton Crossing
5 West Germantown Pike
Norristown, PA 19401

AUDUBON:                                 Leased               08/03                               10                        42,081
Audubon Village Shopping Center
2806 Audubon Village Drive
Norristown, PA 19403

                                                                                  Net Book Value of
                                                                                    Property and
                                                                                      Leasehold
                                                                Lease              Improvements at
                                           Owned or           Expiration             December 31,              Deposits at
               Location                     Leased              Date                   2000(1)               December 31, 2000
--------------------------------------  --------------  ---------------------  ----------------------  ----------------------------
                                                                                                     (in  thousands)
NEWTOWN SQUARE:                             Owned                --                             $320                       $36,843
3531 West Chester Pike
Newtown Square, PA 19073

FRANKFORD AVENUE:                           Owned                --                              318                        50,890
7149 Frankford Avenue
Philadelphia, PA 19135

CASTOR AVENUE:                              Owned                --                              184                        41,713
6537 Castor Avenue
Philadelphia, PA 19149

PENNDEL:                                    Owned                --                              149                        24,529
U.S. # 1 & Durham Road
Penndel, PA 19047

WELSH ROAD:                                 Owned                --                              121                        39,992
2501 Welsh Road
Philadelphia, PA 19114

GLENSIDE:                                   Owned                --                              282                        66,575
139 South Easton Road
Glenside, PA 19038

WESTTOWN:                                  Leased              08/04                              --                        31,060
Marketplace Shopping Center
1502 West Chester Pike
West Chester, PA 19382

KENNETT SQUARE:                            Leased              12/03                             102                        19,615
New Garden Center
345 Scarlett Road
Kennett Square, PA 19348

WEST GROVE:                                 Owned                --                              115                        17,568
106 West Evergreen Street
West Grove, PA 19390

WAYNE:                                     Leased              08/01                               9                        26,486
Chesterbrook Village Center
500 Chesterbrook Boulevard, Suite B-5
Wayne, PA 19087

PAUL'S RUN:                                Leased              12/01                              --                         6,191
9896 Bustleton Ave.
Philadelphia, PA 19115

LANSDALE:                                  Leased              06/04                              14                        43,260
521 West Main Street
Lansdale, PA 19446

                                                                           Net Book Value of
                                                                             Property and
                                                                               Leasehold
                                                       Lease                Improvements at
                                   Owned or          Expiration               December 31,               Deposits at
            Location                Leased              Date                    2000(1)                December 31, 2000
------------------------------- --------------  ---------------------  ------------------------ -----------------------------
                                                                                               (in  thousands)
HILLCREST:                          Leased             07/02                              $ --                       $26,211
Hillcrest Shopping Center
638 East Main Street
Lansdale, PA 19446

SUMNEY FORGE:                       Leased             07/04                                --                        31,132
Sumney Forge Square
1601 Valley Forge Road
Lansdale, PA 19446

SOUDERTON:                           Owned               --                                231                        16,228
705 Route 113
Souderton, PA 18964

CONSHOHOCKEN:                       Leased             10/09                               200                        74,769
Plymouth Square Shopping Center
200 West Ridge Pike, Suite 108
Conshohocken, PA 19428

CENTER CITY:                        Leased             09/08                               449                         7,068
One Penn Square West
30 South 15th Street, Suite 102
Philadelphia, PA 19103

PHOENIXVILLE:                       Leased             07/12                               361                        20,376
Maple Lawn Village Center
510 Kimberton Road
Phoenixville, PA 19460

ROYERSFORD:                         Leased             01/16                               272                         8,958
Limerick Square
70 Buckwalter Road, Suite 650
Royersford, PA 19468

PROTESTANT HOME:                    Leased             03/04                                 2                         7,398
6500 Tabor Road
Philadelphia, PA 19111

TACONY:                             Leased             02/02                                --                        46,384
6958 Torresdale Avenue
Philadelphia, PA 19135

HOLMESBURG:                         Leased             07/05                               196                        32,724
8423 Frankford Avenue
Philadelphia, PA 19136

ACADEMY:                            Leased             02/02                                 9                        27,888
3292 Red Lion Road
Philadelphia, PA 19114

MAYFAIR:                             Owned               --                                310                        19,349
7425 Frankford Avenue
Philadelphia, PA 19136

                                                                                  Net Book Value of
                                                                                     Property and
                                                                                      Leasehold
                                                               Lease               Improvements at
                                       Owned or              Expiration              December 31,              Deposits at
             Location                   Leased                  Date                   2000(1)              December 31, 2000
--------------------------------- --------------------  ---------------------  ---------------------- -----------------------------
                                                                                                     (in  thousands)
5TH & PENN STREETS:                      Owned                   --                           $1,054                       $36,710
445 Penn Street
Reading, PA 19601

9TH & SPRING STREETS:                    Owned                   --                              376                        28,189
956 North Ninth Street
Reading, PA 19604

LANCASTER AVENUE:                       Leased                 12/04                              --                        38,162
830 Lancaster Avenue
Reading, PA 19607

MOHNTON:                                 Owned                   --                              429                        22,727
14 West Wyomissing Avenue
Mohnton, PA 19540

TEMPLE:                                  Owned                   --                              300                        41,231
4950 Kutztown Road
Temple, PA 19560

RIVERSIDE:                               Owned                 03/04                             307                        27,230
2040 Centre Avenue
Reading, PA 19605

HEIDELBERG:                             Leased                 06/07                              57                        25,090
4641 Penn Avenue
Sinking Spring, PA 19608

KUTZTOWN:                                Owned                   --                              302                        19,908
601 East Main Street
Kutztown, PA 19530

EXETER:                                 Leased                 03/05                               4                        36,087
4215 Perkiomen Avenue
Reading, PA 19606

BIRDSBORO:                              Leased                 09/01                              10                        16,394
350 West Main Street
Birdsboro, PA 19508

WYOMISSING:                             Leased                 03/01                               2                         1,851
320 Abington Drive
Wyomissing, PA 19610

                                                                                  Net Book Value of
                                                                                     Property and
                                                                                       Leasehold
                                                               Lease               Improvements at
                                       Owned or              Expiration              December 31,              Deposits at
           Location                     Leased                  Date                   2000(1)              December 31, 2000
---------------------------------  -------------------  ---------------------  ---------------------- -----------------------------
                                                                                                     (in  thousands)
SUPERMARKET BRANCHES:
---------------------

GIANT-MONTGOMERYVILLE:                  Leased                 01/05                            $180                        $1,285
Giant Food Store
1201 Knapp Road
Montgomeryville, PA 19454

REDNER'S COLLEGEVILLE:                  Leased                 01/05                              --                         7,304
Redner's Warehouse Market
Marketplace at Collegeville
201 Second Avenue, Suite 100
Collegeville, PA 19426

GIANT-FAIRLESS HILLS:                   Leased                 01/05                              --                        10,634
Fairless Hills Shopping Center
473 Oxford Road South
Fairless Hills, PA 19030

GIANT-SINKING SPRING:                   Leased                 06/05                              --                         6,803
Spring Towne Center
2643 Shillington Road
Sinking Spring, PA 19608

GIANT-ALDEN:                            Leased                 12/01                              35                         8,554
Providence Village
543 North Oak Avenue
Alden, PA 19018

GIANT-BLUE BELL:                        Leased                 07/05                              --                        12,569
The Shoppes at Blue Bell
1760 DeKalb Pike
Blue Bell, PA 19422

GIANT-HORSHAM:                          Leased                 06/02                              24                         4,862
Horsham Point Shopping Center
314 Horsham Road, Unit A
Horsham, PA 19044

GIANT-SOUTHAMPTON:                      Leased                 02/02                              36                         6,965
Southampton Shopping Center
466 A Second Street Pike
Southampton, PA 18966

GIANT-TROOPER:                          Leased                 03/06                               9                         8,578
Audubon Square Shopping Center
2668 Egypt Road
Norristown, PA 19403

REDNER'S-DOYLESTOWN:                    Leased                 09/05                              --                         7,890
Doylestown Pointe
1661 Easton Road, Suite 2
Warrington, PA 18976

                                                                                 Net Book Value of
                                                                                    Property and
                                                                                     Leasehold
                                                                Lease             Improvements at
                                         Owned or             Expiration            December 31,              Deposits at
           Location                       Leased                 Date                 2000(1)              December 31, 2000
----------------------------------  -------------------  --------------------  ---------------------- -----------------------------
                                                                                                     (in  thousands)
GUINTA'S THRIFTWAY:                      Leased                 02/05                           $ --                       $10,315
Bradford Plaza
700 Downingtown Pike, Suite 130
West Chester, PA 19380

CLEMENS-EXTON:                           Leased                 06/05                             --                         5,204
Lionville Shopping Center
170 Eagleview Boulevard
Exton, PA 19341

WEIS-POTTSTOWN:                          Leased                 08/05                             --                         4,775
The Pottstown Center
223 Shoemaker Road
Pottstown, PA 19464

THRIFTWAY-PORT RICHMOND:                 Leased                 09/05                             --                        13,611
Port Richmond Village
2497 Aramingo Avenue, Suite 2
Philadelphia, PA 19125

SHOPRITE-FAR NORTHEAST:                  Leased                 09/02                             62                        10,350
Boulevard Plaza
11000 Roosevelt Boulevard
Philadelphia, PA 19116

SUPERFRESH-COTTMAN :                     Leased                 04/02                             52                         7,183
Cottman & Bustleton Center
2151 Cottman Avenue
Philadelphia, PA 19149

GIANT-WARMINSTER:                        Leased                 06/03                            151                         3,191
Cedar Pointe Plaza
720-D West Street Road
Warminster, PA 18974

SPRING HOUSE CLEMENS:                    Leased                 11/03                            151                         2,541
Spring House Center/Clemens Market
563 Village Center, Suite - A
Spring House, PA 19477

SHOPRITE-OXFORD:                         Leased                 11/03                            154                         3,277
Lawndale Plaza
6301 Oxford Avenue
Philadelphia, PA 19111


-------------------------------------------------------
(1) Does not include furniture, fixtures and equipment.

       The following table sets forth certain information relating to ComNet's offices at December 31, 2000.


               Location                          Year Opened               Owned or Leased              Lease Expiration Date
----------------------------------------   ----------------------  -------------------------------- -------------------------------

HORSHAM, PENNSYLVANIA: (2)                           1988                      Leased                           03/01
Horsham Business Center
300 Welsh Road, Building #4 Suite 150
Horsham, PA 19044

MOUNT LAUREL, NEW JERSEY:                            1988                      Leased                           03/01
533 Fellowship Road, Suite 250
Mount Laurel, NJ 08054

SKILLMAN, NEW JERSEY:                                1999                      Leased                           05/01
1330 Rt. 206
Skillman, NJ 08558

NEWTOWN SQUARE, PENNSYLVANIA:                        2000                      Leased                           03/01
3531 West Chester Pike
Newtown Square, PA 19073

PIKESVILLE, MARYLAND: (2)                            1999                      Leased                           05/03
25 Hooks Lane, Suite 200
Baltimore, MD 21208

NORRISTOWN, PENNSYLVANIA: (2)                        1999                      Leased                           10/01
2947 Swede Road
Norristown, PA 19401

BETHESDA, MARYLAND: (2)(3)                           1997                      Leased                           09/01
4915 St. Elmo Avenue, Suite 205
Bethesda, MD 21236

MILLERSVILLE, MARYLAND: (2)(3)                       1997                      Leased                           08/03
1120 Benfield Boulevard, Suite A
Millersville, MD 21108


--------------------
(2) Office expected to be sold to American Home Mortgage Holdings, Inc. in the first quarter of 2001.
(3) Operate under the trade name of Homestead Mortgage.

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

       In recent years, the Claims Court, the United States Court of Appeals for the Federal Circuit, and the United States Supreme Court have handed down decisions relating to the liability portion of the breach of contract claims brought by other thrift institutions. On July 1, 1996, the United States Supreme Court ruled in the consolidated cases (United States v. Winstar Corporation) and determined that when Congress adopted the accounting changes to supervisory goodwill specified in FIRREA, the government had breached contractual agreements with these thrift institutions regarding the accounting rules. By year-end 2000, the Claims Court had ruled in favor of thrift plaintiffs on liability for breach of contract in a number of additional Winstar-related cases. The damages decisions in certain of these cases have been appealed to the U.S. Court of Appeals for the Federal Circuit.

       In 1999, the Bank filed a motion of summary judgment on liability for breach of contract. However, the Courts may determine that the Bank's claims involve materially different facts and/or legal issues as to render the Winstar case inapplicable to the litigation and thereby result in a different conclusion from that of the Winstar case. Moreover, the damages portion of the claims presented by the Winstar-related plaintiff thrift institutions is currently being litigated and could take several years to resolve. As a result, there can be no assurance that the Bank will prevail in its action, and if it does prevail, that the Courts will find that the Bank is entitled to any substantial amount of damages.

       On October 31, 1996, the Bank filed a complaint against CoreStates Financial Corporation and others in the Court of Common Pleas for Chester County, Pennsylvania for damages related to Commonwealth's acquisition on June 28, 1996, of twelve former Meridian Bank branch offices from CoreStates. The complaint alleges, among other things, that CoreStates breached the branch sales agreement and that Commonwealth's relationships with its new customers were damaged as a result of negligence and errors committed by CoreStates and its affiliates in connection with the conversion of the former Meridian Bank customers to Commonwealth's banking system and the reissuance of bank cards for use at Commonwealth's automated teller machines. The litigation and related activities are proceeding. Management believes the outcome of these proceedings will not result in a material impact to the Company's financial position or results of operations.

       During the first quarter of 2000, FiServ, the Company's previous item processing provider, brought an arbitration action against the Company. This arbitration action claimed that the Company is liable to FiServ for liquidated damages related to the termination of an Item Processing and Asset Transfer Agreement. Management believes that the outcome of this arbitration action will not result in a material impact to the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

       Not Applicable

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The information required herein is incorporated by reference from page 58 and 59 of the Company's 2000 Annual Report to Stockholders ("2000 Annual Report").

ITEM 6. SELECTED FINANCIAL DATA.

       The information required herein is incorporated by reference from page 12 of the 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The information required herein is incorporated by reference from pages 13 to 28 of the 2000 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       The information required herein is incorporated by reference from pages 23 to 25 of the 2000 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The information required herein is incorporated by reference from pages 32 to 58 of the 2000 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not Applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information required herein is incorporated by reference from the definitive proxy statement of the Company for the 2001 Annual Meeting of Stockholders to be filed with the Commission ("Definitive Proxy Statement").


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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a)    DOCUMENTS FILED AS PART OF THIS REPORT.

(1)    The following financial statements are incorporated by reference from
       Item 8 hereof (see Exhibit 13):

              Report of Independent Public Accountants
              Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for the years ended December 31,
               2000, 1999 and 1998
              Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998
              Consolidated Statements of Cash Flows for the years ended December
               31, 2000, 1999 and 1998
              Notes to Consolidated Financial Statements

(2) All schedules for which provision is made in the applicable accounting regulation of the Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Index
-------------
                                                                                       Location
                                                                                       --------
3.1        Articles of Incorporation of Commonwealth Bancorp, Inc.                         (1)
3.2        Bylaws of Commonwealth Bancorp, Inc.                                            (1)
4.1        Form of Stock Certificate of Commonwealth Bancorp, Inc.                         (1)
10.1       1993 Amended Stock Incentive Plan**                                             (2)
10.2       1993 Amended Directors' Stock Option Plan**                                     (2)
10.3       1993 Amended Management Recognition Plan for Officers**                         (2)
10.4       1993 Amended Management Recognition Plan for Directors**                        (2)

10.5       1996 Amended Stock Option Plan**                                                (2)
10.6       1996 Amended Recognition and Retention Plan**                                   (2)
10.7       Employee Stock Ownership Plan and Trust**                                       (1)
10.8       Employment Agreements between Commonwealth Bancorp
             and Commonwealth Bank and Charles H. Meacham**                                (4)
10.9       Employment Agreements between Commonwealth Bancorp
             and Commonwealth Bank and Patrick J. Ward**                                   (4)
10.10      Employment Agreements between Commonwealth Bancorp
             and Commonwealth Bank and Charles M. Johnston**                               (4)
10.11      Employment Agreement between Commonwealth Bank and William J. Monnich**         (4)
10.12      Employment Agreement between Commonwealth Bank and Peter A. Kehoe**             (4)
10.13      Employment Agreement between Commonwealth Bank and David K. Griest**            (4)
10.14      Employment Agreement between Commonwealth Bank and Brian C. Zwaan**             (4)
10.15      Excess Benefit Plan of Commonwealth Bank**                                      (3)
10.16      Supplemental Executive Retirement Plan of Commonwealth Bank**                   (3)
10.17      Directors' Stock Retainer Plan**                                                (5)
10.18      2000 Incentive Stock Option Plan**                                              (6)
13.0       2000 Annual Report to Stockholders                                                *
22.0       Subsidiaries of the Registrant - Reference is made to
             "Item 1.  Business - Subsidiaries" for the required information                 -
23.0       Consent of Independent Public Accountants                                         *

--------------------

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

       (b) REPORTS ON FORM 8-K.

       On October 18, 2000, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the third quarter of 2000. On December 20, 2000, the Company filed a Current Report on Form 8-K to report under Item 5, its declared cash dividend.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMMONWEALTH BANCORP, INC.

                                    By: /s/ Charles H. Meacham
                                        ----------------------------------------
                                        Charles H. Meacham
                                        Chairman of the Board,
                                         Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Charles H. Meacham                                        March 15, 2001
 ------------------------------
 Charles H. Meacham
 Chairman of the Board,
  Chief Executive Officer
 (principal executive officer)



 /s/ Patrick J. Ward                                           March 15, 2001
 ------------------------------------
 Patrick J. Ward
 President, Chief
  Operating Officer



 /s/ Charles M. Johnston                                       March 15, 2001
 --------------------------------
 Charles M. Johnston
 Senior Vice President, Chief
  Financial Officer
 (principal financial and
  accounting officer)

 /s/ George C. Beyer, Jr.                                      March 15, 2001
 --------------------------------
 George C. Beyer, Jr.
 Director



 /s/ Joseph E. Colen, Jr.                                      March 15, 2001
 --------------------------------
 Joseph E. Colen, Jr.
 Director



 /s/ Joanne Harmelin                                           March 15, 2001
 --------------------------------
 Joanne Harmelin
 Director


 /s/ Michael T. Kennedy                                        March 15, 2001
 -----------------------------
 Michael T. Kennedy
 Director


 /s/ Martin E. Kenney, Jr.                                     March 15, 2001
 ------------------------------
 Martin E. Kenney, Jr.
 Director


 /s/ Harry P. Mirabile                                         March 15, 2001
 --------------------------------
 Harry P. Mirabile
 Director