Form 10-Q
period 2001-03-31
COMMONWEALTH BANCORP INC
filed 2001-05-11
CIK 1005126

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended...............................................................March 31, 2001

                                                      OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from........................................ to ........................

        Commission File No.........................................................................0-27942

                                    Commonwealth Bancorp, Inc.
               -----------------------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 4, 2001, there were 18,068,127 issued and 11,149,535 outstanding shares of the Registrant's Common Stock.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                                TABLE OF CONTENTS

    Item                                                                                                    Page
     No.                                                                                                    No.
     ---                                                                                                    ---
               PART I - CONSOLIDATED FINANCIAL INFORMATION

      1        Consolidated Financial Statements

               Consolidated Balance Sheets at March 31, 2001 and December 31, 2000                           3

               Consolidated Statements of Income for the Quarter Ended
                 March 31, 2001 and 2000                                                                     4

               Consolidated Statements of Changes in Shareholders' Equity for the Quarter Ended
                 March 31, 2001 and 2000                                                                     5

               Consolidated Statements of Cash Flows for the Quarter Ended
                 March 31, 2001 and 2000                                                                     6

               Notes to Consolidated Financial Statements                                                    8

      2        Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                                  13

      3        Quantitative and Qualitative Disclosures about Market Risk                                    25

               PART II - OTHER INFORMATION

      1        Legal Proceedings                                                                             26

      2        Changes in Securities                                                                         26

      3        Default Upon Senior Securities                                                                26

      4        Submission of Matters to a Vote of Security Holders                                           26

      5        Other Information                                                                             26

      6        Exhibits and Reports on Form 8-K                                                              27

               Signatures                                                                                    28

                   Commonwealth Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                                          March 31,        December 31,
                                                                                            2001               2000
                                                                                        --------------     --------------
Assets:                                                                                   (Unaudited)
Cash and due from banks                                                                       $61,212            $66,329
Interest-bearing deposits                                                                      10,192                371
Mortgage loans held for sale                                                                   28,586             43,007
Investment securities
   Securities available for sale (cost of $13,413
     and $13,350, respectively), at market value                                               14,037             14,051
Mortgage-backed securities
   Securities available for sale (cost of $189,113
     and $201,448, respectively), at market value                                             191,978            202,700
Loans receivable, net                                                                       1,415,993          1,416,110
Accrued interest receivable, net                                                                8,774              9,435
FHLB stock, at cost                                                                            12,565             18,400
Premises and equipment, net                                                                    14,425             15,349
Intangible assets                                                                              29,216             30,450
Other assets, including net deferred taxes of $5,717
   and $6,255, respectively                                                                    52,582             53,308
                                                                                        --------------     --------------
                     Total assets                                                          $1,839,560         $1,869,510
                                                                                        ==============     ==============
Liabilities:
Deposits                                                                                   $1,471,997         $1,454,592
Notes payable and other borrowings:
   Secured notes due to Federal Home Loan Bank of Pittsburgh                                  124,776            171,666
   Securities sold under agreements to repurchase                                              35,000             35,000
   Other borrowings                                                                            19,164             17,830
Advances from borrowers for taxes and insurance                                                 8,287              7,851
Accrued interest payable, accrued expenses and other liabilities                               19,757             22,118
                                                                                        --------------     --------------
                      Total liabilities                                                     1,678,981          1,709,057
                                                                                        --------------     --------------
Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.10 par value; 5,000,000 shares
   authorized; none issued                                                                          -                  -
Common stock, $0.10 par value; 30,000,000 shares authorized;
    18,068,127 shares issued and 11,248,126 outstanding at March 31, 2001
    18,068,127 shares issued and 11,309,487 outstanding at December 31, 2000                    1,807              1,807
Additional paid-in capital                                                                    138,405            138,166
Retained earnings                                                                             145,336            145,869
Unearned stock benefit plan compensation                                                       (6,143)            (6,596)
Accumulated other comprehensive income                                                          2,285              1,286
Treasury stock, at cost; 6,820,001 and 6,758,640 shares, respectively                        (121,111)          (120,079)
                                                                                        --------------     --------------
                     Total shareholders' equity                                               160,579            160,453
                                                                                        --------------     --------------
                     Total liabilities and shareholders' equity                            $1,839,560         $1,869,510
                                                                                        ==============     ==============

The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
               (in thousands, except share and per share amounts)

                                                                                                   For the Quarter
                                                                                                   Ended March 31,
                                                                                              2001                2000
                                                                                         ----------------    ----------------
                                                                                                     (Unaudited)
     Interest income:
       Interest on loans                                                                         $29,034             $27,356
       Interest and dividends on deposits
         and money market investments                                                                436                 475
       Interest on investment securities                                                             149                 965
       Interest on mortgage-backed securities                                                      3,391               4,850
                                                                                         ----------------    ----------------
           Total interest income                                                                  33,010              33,646

     Interest expense:
       Interest on deposits                                                                       12,083              12,348
       Interest on notes payable and other borrowings                                              3,203               3,248
                                                                                         ----------------    ----------------
           Total interest expense                                                                 15,286              15,596
                                                                                         ----------------    ----------------
           Net interest income                                                                    17,724              18,050

     Provision for loan losses                                                                     1,500               1,125
                                                                                         ----------------    ----------------
           Net interest income after provision for loan losses                                    16,224              16,925

     Noninterest income:
       Deposit fees and related income                                                             2,977               2,591
       Servicing fees                                                                                236                 231
       Net gain on sale of mortgage loans                                                          1,241               1,060
       Other                                                                                       1,077               1,021
                                                                                         ----------------    ----------------
           Total noninterest income                                                                5,531               4,903
                                                                                         ----------------    ----------------
     Noninterest expense:
       Compensation and employee benefits                                                          9,598               8,709
       Occupancy and office operations                                                             2,524               2,724
       Amortization of intangible assets                                                           1,234               1,211
       Other                                                                                       6,553               4,540
                                                                                         ----------------    ----------------
           Total noninterest expense                                                              19,909              17,184
                                                                                         ----------------    ----------------
           Income before income taxes                                                              1,846               4,644

     Income tax provision                                                                            462               1,231
                                                                                         ----------------    ----------------
     Net income                                                                                   $1,384              $3,413
                                                                                         ================    ================
     Basic weighted average number of shares outstanding                                      10,578,026          10,869,410
                                                                                         ================    ================
     Basic earnings per share                                                                      $0.13               $0.31
                                                                                         ================    ================
     Diluted weighted average number of shares outstanding                                    10,935,550          11,153,144
                                                                                         ================    ================
     Diluted earnings per share                                                                    $0.13               $0.31
                                                                                         ================    ================

       The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                 (in thousands)
                                   (Unaudited)


                                                         Common                 Additional                  Stock
                                                         Shares       Common     Paid-In     Retained    Benefit Plan
                                                       Outstanding    Stock      Capital     Earnings    Compensation
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                               11,935     $1,807     $136,966   $135,780      ($8,504)
     Comprehensive income:
       Net income                                                                              3,413
         Other-unrealized loss on marketable
          securities, net of $362 tax benefit

       Total comprehensive income

     Dividends                                                                                (1,200)
     Release of ESOP shares                                                           163                     230
     Amortization of unearned compensation                                                                    247
     Stock issued pursuant to benefit plans                    27                      17       (148)
     Purchase of treasury stock                              (394)
                                                       --------------------------------------------------------------
Balance at March 31, 2000                                  11,568     $1,807     $137,146   $137,845      ($8,027)
                                                       ==============================================================


Balance at December 31, 2000                               11,309     $1,807     $138,166   $145,869      ($6,596)
     Comprehensive income:
       Net income                                                                              1,384
         Other-unrealized gain on marketable
          securities, net of $538 tax expense

       Total comprehensive income

     Dividends                                                                                (1,504)
     Release of ESOP shares                                                           213                     230
     Amortization of unearned compensation                                                                    223
     Stock issued pursuant to benefit plans                    96                      26       (413)
     Purchase of treasury stock                              (157)
                                                       --------------------------------------------------------------
Balance at March 31, 2001                                  11,248     $1,807     $138,405   $145,336      ($6,143)
                                                       ==============================================================


                                                            Accumulated
                                                               Other
                                                           Comprehensive    Treasury
                                                           Income (Loss)     Stock        Total
--------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                    ($3,171)   ($110,513)    $152,365
     Comprehensive income:
       Net income                                                                           3,413
         Other-unrealized loss on marketable
          securities, net of $362 tax benefit                      (671)                     (671)
                                                                                     -------------
       Total comprehensive income                                                           2,742
                                                                                     -------------
     Dividends                                                                             (1,200)
     Release of ESOP shares                                                                   393
     Amortization of unearned compensation                                                    247
     Stock issued pursuant to benefit plans                                      430          299
     Purchase of treasury stock                                               (6,175)      (6,175)
                                                       -------------------------------------------
Balance at March 31, 2000                                       ($3,842)   ($116,258)    $148,671
                                                       ===========================================


Balance at December 31, 2000                                     $1,286    ($120,079)    $160,453
     Comprehensive income:
       Net income                                                                           1,384
         Other-unrealized gain on marketable
          securities, net of $538 tax expense                       999                       999
                                                                                     -------------
       Total comprehensive income                                                           2,383
                                                                                     -------------
     Dividends                                                                             (1,504)
     Release of ESOP shares                                                                   443
     Amortization of unearned compensation                                                    223
     Stock issued pursuant to benefit plans                                    1,531        1,144
     Purchase of treasury stock                                               (2,563)      (2,563)
                                                       -------------------------------------------
Balance at March 31, 2001                                        $2,285    ($121,111)    $160,579
                                                       ===========================================

The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                     For the Quarter Ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                     2001            2000
                                                                                 --------------  --------------
                                                                                          (Unaudited)
Operating activities:
   Net income                                                                           $1,384          $3,413
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities-
      Proceeds from loans sold to others                                               137,152          58,006
      Loans originated for sale                                                        (68,646)        (33,350)
      Purchases of loans held for sale                                                 (66,221)        (16,953)
      Principal collection on mortgage loans held for sale                                 173              68
      Net gain on sale of mortgage loans                                                (1,241)         (1,060)
      Decrease in net deferred loan fees                                                  (420)            (94)
      Provision for loan losses and foreclosed real estate                               1,500           1,125
      Depreciation and amortization                                                        672             784
      Net amortization of other assets and liabilities                                   1,850           1,355
      Interest reinvested on repurchase agreements                                        (537)         (1,436)
      Changes in assets and liabilities-
        Decrease (increase) in-
          Accrued interest receivable, net                                                 661            (253)
          Other assets                                                                     447           1,611
        Increase (decrease) in-
          Advances from borrowers for taxes and insurance                                  436             369
          Accrued interest payable, accrued expenses and other liabilities               2,600           5,761
                                                                                 --------------  --------------
            Net cash provided by operating activities                                   $9,810         $19,346
                                                                                 --------------  --------------

                                                                                                    (continued)

The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                      For the Quarter Ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                     2001            2000
                                                                                 --------------  --------------
                                                                                           (Unaudited)
Investing activities:
   Purchases of investment securities                                                     ($13)        $     -
   Principal collected on mortgage-backed securities                                    12,336          22,356
   Principal collected on loans                                                         76,211          67,641
   Loans originated                                                                    (63,973)        (84,578)
   Loans purchased                                                                      (5,170)         (9,300)
   Sales of real estate acquired through foreclosure                                       402             223
   Sale of FHLB stock                                                                    5,835               -
   Purchases of premises and equipment                                                    (197)         (1,122)
   Purchase of business                                                                      -          (1,488)
                                                                                 --------------  --------------
         Net cash provided by (used in) investing activities                            25,431          (6,268)
                                                                                 --------------  --------------

Financing activities:
   Net increase in deposits                                                             17,405          10,493
   Repayment of notes payable and other borrowings, net of proceeds                    (45,019)        (17,648)
   Net purchase of common stock                                                         (1,419)         (5,876)
   Cash dividends paid                                                                  (1,504)         (1,200)
                                                                                 --------------  --------------
         Net cash used in financing activities                                         (30,537)        (14,231)
                                                                                 --------------  --------------
         Net increase (decrease) in cash and cash equivalents                            4,704          (1,153)
Cash and cash equivalents at beginning of period                                        66,700          61,751
                                                                                 --------------  --------------
Cash and cash equivalents at end of period                                             $71,404        $ 60,598
                                                                                 ==============  ==============
Supplemental disclosures of cash flow information:
   Cash paid during the year for-

       Interest                                                                        $11,319        $ 12,145
                                                                                 ==============  ==============
       Income taxes                                                                    $     -        $      -
                                                                                 ==============  ==============

The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial condition of Commonwealth Bancorp, Inc. ("Commonwealth" or the "Company") as of March 31, 2001, and the results of operations, changes in shareholders' equity, and cash flows for the periods presented.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         The Company is a Pennsylvania corporation which is the holding company for Commonwealth Bank (the "Bank"). Headquartered in Norristown, Pennsylvania, Commonwealth Bank conducts business through 60 full-service offices located in Berks, Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties, Pennsylvania.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Commonwealth; CFSL Investment Corporation; ComLife, Inc.; Commonwealth Bank; Commonwealth Investment Corporation of Delaware, Inc.; CS Corporation; Firstcor, Ltd.; QME, Inc.; and Tyler Wealth Counselors, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

3.       Shareholders' Equity

         At March 31, 2001, shareholders' equity totaled $161 million, or 8.7% of assets, compared to $160 million, or 8.6%, at December 31, 2000.

         During the first quarter of 2001, the Company purchased 0.2 million shares of its common stock, representing purchases of $3 million. During the first quarter of 2000, the Company purchased 0.4 million shares of its common stock, representing purchases of $6 million. The repurchased shares were held as treasury stock at March 31, 2001, and are reserved for general corporate purposes and/or issuance pursuant to the Company's stock benefit plans.

         On March 15, 2001, the Board of Directors declared a $0.14 per share cash dividend for the quarter ended March 31, 2001, which was made payable to shareholders of record at the close of business on March 30, 2001. This dividend was paid on April 13, 2001.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Recent Accounting Pronouncements

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133," on January 1, 2001. The adoption of these Statements did not have a material impact on the consolidated statements of income or comprehensive income.

         On December 3, 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 was required to be implemented no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB No. 101 was adopted by the Company in the fourth quarter of 2000, with no significant impact on the consolidated statements of income or comprehensive income.

         In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Company adopted SFAS No. 140 on March 31, 2001, as required. There was no impact on the consolidated financial statements as a result of the adoption of this statement.

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

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Basic weighted average number of common shares outstanding and diluted weighted average number of common shares outstanding for the quarter ended March 31, 2001 and 2000 were as follows:

                                                                           For the Quarter Ended March 31,
                                                                           ------------------------------

                                                                            2001                      2000
                                                                       ------------              --------------
Basic weighted average number of common shares outstanding               10,578,026                 10,869,410
Effect of dilutive securities:
    Stock options                                                           335,359                    260,986
    Recognition Plan stock                                                   22,165                     22,748
                                                                        ------------               ------------
Diluted weighted average number of common shares outstanding             10,935,550                 11,153,144
                                                                        ============               ============

         Basic EPS and Diluted EPS were $0.13 per common share for the quarter ended March 31, 2001, compared to $0.31 per common share for the quarter ended March 31, 2000.

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

                                                                        For the Quarter Ended March 31,
                                         ----------------------------------------------------------------------------------------
                                                              2001                                       2000
                                         ------------------------------------------   -------------------------------------------
                                            Community       Mortgage                    Community      Mortgage
                                            Banking         Banking         Total        Banking       Banking          Total
                                         ------------------------------------------   -------------------------------------------
                                                                             (in thousands)
    Net interest income after
     provision for loan losses            $    16,000    $       224    $    16,224   $    16,431    $       494    $    16,925
    Noninterest income:
     Servicing fees                              (231)           467            236          (604)           835            231
     Net gain on sale of mortgage loans          (115)         1,356          1,241          (139)         1,199          1,060
     Other                                      4,054             --          4,054         3,400            212          3,612
                                          -----------    -----------    -----------   -----------    -----------    -----------
      Total noninterest income                  3,708          1,823          5,531         2,657          2,246          4,903
                                          -----------    -----------    -----------   -----------    -----------    -----------
    Noninterest expense:
     Compensation and employee benefits         8,174          1,424          9,598         6,874          1,835          8,709
     Other                                      7,371          2,940         10,311         7,324          1,151          8,475
                                          -----------    -----------    -----------   -----------    -----------    -----------
      Total noninterest expense                15,545          4,364         19,909        14,198          2,986         17,184
                                          -----------    -----------    -----------   -----------    -----------    -----------
     Income (loss) before income taxes          4,163         (2,317)         1,846         4,890           (246)         4,644
     Income tax provision                       1,273           (811)           462         1,317            (86)         1,231
                                          -----------    -----------    -----------   -----------    -----------    -----------
     Net income (loss)                    $     2,890    $    (1,506)   $     1,384   $     3,573    $      (160)   $     3,413
                                          ===========    ===========    ===========   ===========    ===========    ===========
     Assets                               $ 1,794,081    $    45,479    $ 1,839,560   $ 1,883,602    $    33,639    $ 1,917,241
     Liabilities                          $ 1,635,320    $    43,661    $ 1,678,981   $ 1,738,509    $    30,061    $ 1,768,570
     Shareholders' equity                 $   158,761    $     1,818    $   160,579   $   145,093    $     3,578    $   148,671

         Community Banking results for the first quarter of 2001 reflected a $0.7 million pre-tax charge relating to the retirement of Commonwealth's Chief Executive Officer, and a $0.5 million pre-tax charge relating to a disputed interest rate on a loan originated in the 1970's. Exclusive of these items, net income from Community Banking would have been $4.0 million in the first quarter of 2001.

         Mortgage Banking results for the first quarter of 2001 reflected a $2.3 million pre-tax charge associated with the sale of Commonwealth's mortgage loan production offices and the outsourcing of its mortgage servicing function. Exclusive of this item, net income from Mortgage Banking would have been essentially breakeven in the first quarter of 2001.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       Acquisitions and Divestitures

         On February 9, 2001, Commonwealth announced the restructuring of its residential mortgage banking division, ComNet Mortgage Services, which resulted in a $2.3 million pre-tax charge for related expenses. As part of this restructuring, ComNet's Pennsylvania and Maryland loan production offices were sold to American Home Mortgage Holdings, Inc. on March 30, 2001. As an additional part of this restructuring, Commonwealth announced its intention to outsource the servicing function relating to its portfolio of residential mortgage loans. It is expected that this will occur in the second quarter of 2001. In the future, Commonwealth will continue to provide mortgage loans and services to its customers through agreements with American Home Mortgage Holdings, Inc. and a third party servicer.

         On September 8, 2000, Commonwealth Bank completed the sale of two branches in Lehigh County, Pennsylvania to another financial institution. At that date, the two branches had $13 million of combined deposits and $4 million of consumer loans. The deposits, loans and certain other assets were sold essentially at book value.

         On January 31, 2000, the Company completed the acquisition of certain business interests of the Tyler Group ("Tyler"). Tyler offers financial planning and investment advisory services to individuals and small businesses in southeast Pennsylvania. Its products and services are marketed to Commonwealth customers through Tyler Wealth Counselors, Inc., a subsidiary of Commonwealth Bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FORWARD LOOKING STATEMENTS. When used in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company also wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

      The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

      GENERAL. The Company is a Pennsylvania corporation which is the holding company for the Bank. During January 2001, the Bank converted to a Pennsylvania chartered savings bank, primarily regulated by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation ("FDIC") from a federally chartered savings bank, primarily regulated by the Office of Thrift Supervision ("OTS"). The Bank conducts business from its executive offices in Norristown, Pennsylvania and 60 full-service branches located in southeast Pennsylvania.

      During the first quarter of 2001, Commonwealth announced the restructuring of its residential mortgage banking division, ComNet Mortgage Services, which resulted in a $2.3 million pre-tax charge for related expenses. As part of this restructuring, ComNet's Pennsylvania and Maryland loan production offices were sold to American Home Mortgage Holdings, Inc. on March 30, 2001. As an additional part of this restructuring, Commonwealth announced its intention to outsource the servicing function relating to its portfolio of residential mortgage loans. It is expected that this will occur in the second quarter of 2001. In the future, Commonwealth will continue to provide mortgage loans and services to its customers through agreements with American Home Mortgage Holdings, Inc. and a third party servicer.

FINANCIAL CONDITION

      GENERAL. Total assets were $1.8 billion at March 31, 2001, compared to $1.9 billion at December 31, 2000. During the first quarter of 2001, decreases in the Company's mortgage loans held for sale, mortgage-backed securities, and FHLB stock were offset, in part, by an increase in cash and due from banks and interest-bearing deposits ("Cash and cash equivalents"). Total liabilities were $1.7 billion at both March 31, 2001 and December 31, 2000. During the first quarter of 2001, a decrease in notes payable and other borrowings was offset, in part, by an increase in deposits. Shareholders' equity was $161 million as of March 31, 2001, compared to $160 million at December 31, 2000.

      CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased by $5 million, or 7%, from $67 million at December 31, 2000, to $71 million at March 31, 2001, primarily as a result of the required sale of FHLB stock.

      MORTGAGE LOANS HELD FOR SALE. Mortgage loans held for sale decreased by $14 million, or 34%, from $43 million at December 31, 2000, to $29 million at March 31, 2001. The decrease was attributable to a decrease in mortgage origination volumes during the latter part of the first quarter of 2001, compared to the latter part of the fourth quarter of 2000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

        INVESTMENT SECURITIES. Investment securities were $14 million at both March 31, 2001 and December 31, 2000.

        Investments in debt and equity securities at March 31, 2001 and December 31, 2000 were as follows:

                                                                          March 31, 2001
                                            ----------------------------------------------------------------------------
                                                    Amortized       Unrealized           Unrealized          Market
                                                       Cost            Gains               Losses            Value
                                            ----------------------------------------------------------------------------
                                                                                (in thousands)
        Available for sale:
         Mortgage Servicing Partnership                $ 1,700            $566               $ -              $ 2,266
         Other Equity Investments                       11,713              58                 -               11,771
                                            ----------------------------------------------------------------------------
                  Total                                $13,413            $624               $ -              $14,037
                                            ============================================================================


                                                                         December 31, 2000
                                                 ------------------------------------------------------------------
                                                    Amortized        Unrealized        Unrealized         Market
                                                       Cost             Gains             Losses          Value
                                                 ------------------------------------------------------------------
                                                                             (in thousands)
               Available for sale:
                Mortgage Servicing Partnership          $ 1,700          $   717          $     -          $ 2,417
                Other Equity Investments                 11,650               84              100           11,634
                                                 ------------------------------------------------------------------
                  Total                                 $13,350          $   801          $   100          $14,051
                                                 ==================================================================

           All investment securities are classified as available for sale and are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

      MORTGAGE-BACKED SECURITIES. Mortgage-backed securities decreased by $11 million, or 5%, from $203 million at December 31, 2000, to $192 million at March 31, 2001. The decrease in mortgage-backed securities during the first quarter of 2001 was primarily related to repayments and prepayments.

      At March 31, 2001 and December 31, 2000, $125 million, or 65%, and $132 million, or 65%, respectively, of the Company's mortgage-backed securities were insured or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Federal National Mortgage Association ("FNMA"). As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the GNMA, FHLMC, or the FNMA. Mortgage-backed securities at March 31, 2001 and December 31, 2000 were as follows:

                                                                  March 31, 2001
                                        -------------------------------------------------------------------
                                           Amortized         Unrealized        Unrealized          Market
                                              Cost             Gains             Losses             Value
                                        -------------------------------------------------------------------
                                                                    (in thousands)
              Available for sale:
               GNMA                         $ 31,425            $  969              $  -          $ 32,394
               FHLMC                          27,829               858                 -            28,687
               FNMA                           62,831               949               145            63,635
               Private                        67,028               389               155            67,262
                                        -------------------------------------------------------------------
                     Total                  $189,113            $3,165              $300          $191,978
                                        ===================================================================


                                                                 December 31, 2000
                                        -------------------------------------------------------------------
                                           Amortized         Unrealized        Unrealized          Market
                                              Cost             Gains            Losses             Value
                                        -------------------------------------------------------------------
                                                                    (in thousands)
              Available for sale:
               GNMA                         $ 33,293            $  642              $  -          $ 33,935
               FHLMC                          30,374               639                 9            31,004
               FNMA                           66,493               518               258            66,753
               Private                        71,288                64               344            71,008
                                        -------------------------------------------------------------------
                     Total                  $201,448            $1,863              $611          $202,700
                                        ===================================================================

      All mortgage-backed securities are classified as available for sale are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

        LOANS RECEIVABLE. Loans receivable, net of reserves, deferred loan fees, and unamortized premiums and unaccreted discounts, were $1.4 billion at both March 31, 2001 and December 31, 2000. The growth in consumer and commercial loans was offset, in part, by a decrease in residential mortgage loans. The following table depicts the composition of the Company's loan portfolio at the dates indicated.

                                                              March 31,                         December 31,
                                                                2001                               2000
                                                    ----------------------------            ------------------------
                                                                          % of                                % of
                                                      Amount              Total             Amount            Total
                                                      ------              -----             ------            -----
                                                                          (dollars in thousands)
             Mortgage loans - residential:
               Fixed rate                           $ 494,683             34.64%           $  495,384          34.68%
               Adjustable rate                        278,727             19.52               304,498          21.32
                                                    ---------            -------            ---------         -------
                 Total mortgage loans                 773,410             54.16               799,882          56.00

             Consumer loans:
               Second mortgages                       270,244             18.92               257,971          18.06
               Equity lines of credit                  26,213              1.83                26,667           1.87
               Recreational vehicles                   48,069              3.37                51,194           3.58
               Other                                   46,414              3.25                48,619           3.40
                                                    ---------            -------            ---------         -------
                 Total consumer loans                 390,940             27.37               384,451          26.91

             Commercial loans:
               Business loans                         171,822             12.03               157,643          11.04
               Commercial real estate                  84,480              5.91                78,435           5.49
               Small Business Administration            7,539              0.53                 8,087           0.56
                                                    ---------            -------            ---------         -------
                 Total commercial loans               263,841             18.47               244,165          17.09
                                                    ---------            -------            ---------         -------

             Total loans receivable                 1,428,191            100.00%            1,428,498         100.00%
                                                    ---------            =======            ---------         =======
             Less:
               Net premium on loans purchased         (1,731)                                 (1,849)
               Allowance for loan losses               11,190                                  11,078
               Deferred loan fees                       2,739                                   3,159
                                                    ---------                               ---------
             Loans receivable, net                 $1,415,993                              $1,416,110
                                                   ==========                              ==========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

      Residential mortgage loans totaled $773 million at March 31, 2001, a decrease of $26 million, or 3%, compared to $800 million at December 31, 2000. At March 31, 2001, residential mortgage loans represented 54% of the Company's loan portfolio, compared to 56% at December 31, 2000. Total mortgage loans originated during the quarter ended March 31, 2001 totaled $142 million, compared to $78 million for the quarter ended March 31, 2000. The $65 million increase in mortgage originations was primarily due to the favorable interest rate environment for mortgage loans. Originations relating to Commonwealth's retail network totaled $74 million during the quarter ended March 31, 2001, compared to $54 million for the quarter ended March 31, 2000. Originations relating to Commonwealth's wholesale network of correspondent brokers totaled $68 million during the quarter ended March 31, 2001, compared to $23 million for the quarter ended March 31, 2000.


      Consumer loans increased by $6 million, or 2%, from $384 million at December 31, 2000, to $391 million at March 31, 2001. At March 31, 2001, consumer loans represented 27% of the Company's loan portfolio and were comprised of $270 million of second mortgage loans, $26 million of equity lines of credit, $48 million of recreational vehicle loans, and $46 million of other consumer loans. At December 31, 2000, consumer loans represented 27% of total loans and were comprised of $258 million of second mortgage loans, $27 million of equity lines of credit, $51 million of recreational vehicle loans, and $49 million of other consumer loans. Consumer loans are generally considered to have a greater risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain consumer loans are unsecured or involve collateral which is more likely to decline in value than single-family residences.

      Commercial loans increased by $20 million, or 8%, from $244 million at December 31, 2000, to $264 million at March 31, 2001. At March 31, 2001, commercial loans represented 18% of the Company's loan portfolio and were comprised of $172 million of business loans, $84 million of commercial real estate loans, and $8 million of loans guaranteed by the Small Business Administration ("SBA"). At December 31, 2000, commercial loans represented 17% of total loans and were comprised of $158 million of business loans, $78 million of commercial real estate loans, and $8 million of SBA loans. Commercial loans are generally considered to have a greater risk than residential mortgage loans because the risk of borrower default is greater. In addition, collateral relating to commercial loans may be more likely to decline in value and may be more difficult to liquidate than single-family residences.

      The increases in the consumer and commercial loan portfolios and the decrease in the mortgage loan portfolio during the first quarter of 2001 were in line with the Company's multi-year strategy to shift its business mix from that of a traditional thrift institution to a community bank.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

      NONPERFORMING ASSETS. The Company's nonperforming assets, which primarily consist of nonaccrual loans, an equity investment in a mortgage servicing partnership, and real estate and other assets acquired through foreclosure totaled $10.7 million at both March 31, 2001 and December 31, 2000. At March 31, 2001, nonperforming assets represented 0.58% of total assets, compared to 0.57% of total assets at December 31, 2000. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.

                                                       March 31, 2001                   December 31, 2000
                                                       --------------                   -----------------
                                                                   (dollars in thousands)
      Mortgage loans - residential                        $ 4,073                           $ 4,193
      Consumer loans                                        3,271                             2,782
      Commercial loans                                        421                             1,020
                                                          -------                            ------
        Total nonperforming loans                           7,765                             7,995
      Investment securities                                 1,700                             1,700
      Real estate owned and
        Other acquired assets, net                          1,205                             1,003
                                                          -------                            ------
        Total nonperforming assets                        $10,670                           $10,698
                                                          =======                            ======
      Nonperforming loans to total loans held
        for investment                                      0.54%                             0.56%
                                                            ====                              ====
      Total nonperforming assets to total assets            0.58%                             0.57%
                                                            ====                              ====


      ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $11.2 million at March 31, 2001, compared to $11.1 million at December 31, 2000.

      It is management's policy to maintain an allowance for estimated loan losses based upon the probable losses inherent in the loan portfolio which have occurred as of the date of the financial statements. In determining the allowance for loan losses, Commonwealth assesses prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectability of the loan portfolio. At March 31, 2001 and December 31, 2000, the Company's allowance for loan losses represented 0.78% of total loans held for investment.

      Over the past several years, Commonwealth has diversified its lending efforts, increasing emphasis on consumer and commercial loans, while decreasing emphasis on residential mortgage loans. As a result of the increased risk inherent in this shift in loan mix, management will continue to evaluate its loan portfolio and record additional loan loss reserves as deemed necessary.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

      The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                       For the Quarter Ended March 31,
                                                       -------------------------------
                                                         2001                     2000
                                                         ----                     ----
                                                           (dollars in thousands)
Allowance at beginning of period                       $11,078                  $10,478
Provision for loan losses                                1,500                    1,125
Charge-offs:
  Mortgage loans                                             -                     (16)
  Consumer loans                                       (1,369)                  (1,171)
  Commercial loans                                        (88)                     (18)
                                                       -------                  -------
    Total charge-offs                                  (1,457)                  (1,205)
Recoveries:
  Mortgage loans                                             1                        -
  Consumer loans                                            37                       30
  Commercial loans                                          31                        8
                                                       -------                  -------
    Total recoveries                                        69                       38
                                                       -------                  -------
Allowance at end of period                             $11,190                  $10,436
                                                       =======                  =======
Allowance for loan losses to
  total nonperforming loans
  at end of period                                     144.11%                  136.22%
                                                       =======                  ======
Allowance for loan losses to
  total loans held for investment
  at end of period                                       0.78%                    0.75%
                                                         =====                    ====

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

      INTANGIBLE ASSETS. Intangible assets are comprised of the excess of cost over net assets acquired ("Goodwill") and core deposit intangibles ("CDI"). The Company's intangible assets were recorded in connection with the acquisition of certain business interests of the Tyler Group during the first quarter of 2000, the acquisition of twelve branches in Berks and Lebanon Counties in 1996, and the acquisition of four branches in Philadelphia County in 1995. On June 28,1999, Commonwealth sold two branches in Lebanon County, which resulted in reductions of $1.4 million and $0.6 million in Goodwill and CDI, respectively. Intangible assets are amortized over periods not to exceed 13 years. The following table details the components of intangible assets at the dates indicated.

                                              March 31, 2001             December 31, 2000
                                             ---------------            ------------------
                                                            (in thousands)
               Goodwill (Berks)                 $13,896                     $14,319
               Goodwill (Philadelphia)            7,849                       8,116
               Goodwill (Tyler)                   1,950                       2,028
                                                -------                     -------
                 Total Goodwill                  23,695                      24,463
               CDI (Berks)                        4,091                       4,475
               CDI (Philadelphia)                 1,430                       1,512
                                                -------                     -------
                 Total                          $29,216                     $30,450
                                                =======                     =======

      DEPOSITS. With respect to deposits, the Company's strategy is to emphasize growth in relatively low-cost core deposits (demand, money market, and savings deposits) through its retail and commercial banking activities, while deemphasizing growth of relatively high-cost certificates of deposit. Deposits increased by $17 million to $1.5 billion at March 31, 2001, primarily due to an increase in money market, savings, and demand deposits offset, in part, by a decrease in certificates of deposit.

      NOTES PAYABLE AND OTHER BORROWINGS. Notes payable and other borrowings consist of advances from the Federal Home Loan Bank ("FHLB"), securities sold under agreements to repurchase, and commercial repurchase agreements. Notes payable and other borrowings decreased by $46 million, or 20%, to $179 million at March 31, 2001, from $224 million at December 31, 2000. The decrease was primarily due to the $47 million, or 27%, decrease in FHLB advances. FHLB advances decreased to $125 million at March 31, 2001, from $172 million at December 31, 2000. The Company's borrowings are used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business.

      SHAREHOLDERS' EQUITY. At March 31, 2001, shareholders' equity equaled $161 million, or 8.7% of assets, compared to $160 million, or 8.6% at December 31, 2000. The Bank's core and risk-based capital ratios were 6.9% and 11.0%, respectively, at March 31, 2001, compared to 7.0% and 11.3%, respectively, at December 31, 2000. As of March 31, 2001, the Bank was in full compliance with all regulatory capital requirements and maintained capital ratios which were generally in line with internal targeted levels.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

         REGULATORY CAPITAL REQUIREMENTS.

The following table sets forth the Bank's compliance with applicable regulatory capital requirements at March 31, 2001:

                                                                                               To Be Well
                                                                          Minimum              Capitalized
                                                                          For Capital          For Prompt
                                                                          Adequacy             Corrective Action
                                                 Actual                   Purposes             Provisions
                                       -------------------------------------------------------------------------
                                           Ratio        Amount            Ratio                Ratio
                                       -------------------------------------------------------------------------
(dollars in thousands)
Shareholders' equity,
   and ratio to the
   Bank's total assets                      8.6%        $  158,078
                                       ---------
Intangible assets                                         (29,216)
Unrealized gain on
   available for sale
   securities, net of tax                                  (2,263)
                                                        ----------
Tangible capital, and
   ratio to the Bank's adjusted
   average total assets                     6.9%        $  126,599           1.5%
                                       ---------        ==========        -------
Core capital, and
   ratio to the Bank's adjusted
   average total assets                     6.9%        $  126,599           4.0%                5.0%
                                       ---------        ==========        -------              ------
Core capital, and
   ratio to the Bank's
   risk-weighted assets                    10.1%        $  126,599                               6.0%
                                       ---------        ----------                             ------
Allowance for loan losses                                   11,190
                                                        ----------
Other supplementary capital                                    266
                                                        ----------

Total risk-based capital,
   and ratio to the Bank's
   risk-weighted assets                    11.0%        $  138,055           8.0%               10.0%
                                       ---------        ==========        -------              ------

Bank total assets                                       $1,837,193
                                                        ==========
Bank adjusted average total assets                      $1,822,062
                                                        ==========
Bank risk-weighted assets                               $1,259,257
                                                        ==========

                   Commonwealth Bancorp, Inc. and Subsidiaries
                             Average Balance Sheets


                                                                            Quarter Ended March 31,
                                              ----------------------------------------    -------------------------------------
                                                                 2001                                     2000
                                              ----------------------------------------    -------------------------------------
                                                                             Average                                 Average
(dollars in thousands)                           Average                     Yield /        Average                  Yield /
                                                 Balance       Interest       Cost          Balance     Interest       Cost
                                                 -------       --------       ----          -------     --------       ----
Loans receivable:
  Mortgage loans                                   $832,121       $15,515       7.56%        $875,480     $15,896        7.30%
  Consumer loans                                    383,096         8,738       9.25%         326,625       7,286        8.97%
  Commercial loans (1)                              247,416         4,906       8.04%         193,734       4,234        8.79%
                                              --------------  ------------  ----------    ------------  ----------  -----------
    Total loans receivable                        1,462,633        29,159       8.09%       1,395,839      27,416        7.90%
                                              --------------  ------------  ----------    ------------  ----------  -----------

Mortgage-backed securities                          197,994         3,391       6.95%         281,145       4,850        6.94%
Investment securities                                14,057           205       5.91%          68,455       1,043        6.13%
Other earning assets                                 17,875           436       9.89%          18,287         475       10.45%
                                              --------------  ------------  ----------    ------------  ----------  -----------
Total interest-earning assets (1)                 1,692,559        33,191       7.95%       1,763,726      33,784        7.70%
                                                              ------------  ----------                  ----------  -----------
Noninterest-earning assets                          157,599                                   144,852
                                              --------------                              ------------
  Total assets                                   $1,850,158                                $1,908,578
                                              ==============                              ============

 Deposits:
   Demand deposits                                 $749,002         4,342       2.35%        $730,040       4,320        2.38%
   Savings deposits                                 215,084         1,174       2.21%         222,151       1,225        2.22%
   Certificates of deposit                          494,841         6,567       5.38%         551,746       6,803        4.96%
                                              --------------  ------------  ----------    ------------  ----------  -----------
     Total deposits                               1,458,927        12,083       3.36%       1,503,937      12,348        3.30%
                                              --------------  ------------  ----------    ------------  ----------  -----------
 Notes payable and other borrowings:
   FHLB Advances                                    159,398         2,462       6.26%         118,205       1,697        5.77%
   Repurchase agreements                             34,167           559       6.64%          96,374       1,437        6.00%
   Other borrowings                                  15,295           182       4.83%           9,087         114        5.05%
                                              --------------  ------------  ----------    ------------  ----------  -----------
     Total borrowings                               208,860         3,203       6.22%         223,666       3,248        5.84%
                                              --------------  ------------  ----------    ------------  ----------  -----------
Total interest-bearing liabilities                1,667,787       $15,286       3.72%       1,727,603     $15,596        3.63%
                                                              ------------  ----------                  ----------  -----------
Noninterest-bearing liabilities                      21,738                                    29,405
                                              --------------                              ------------
  Total liabilities                               1,689,525                                 1,757,008
Shareholders' equity                                160,633                                   151,570
                                              --------------                              ------------
  Total liabilities and equity                   $1,850,158                                $1,908,578
                                              ==============                              ============

Yield on interest earning assets                                                7.95%                                    7.70%

Cost of supporting funds                                                        3.66%                                    3.55%

Net interest margin:
    Taxable equivalent basis (1)                                  $17,905       4.29%                     $18,188        4.15%
    Without taxable equivalent adjustments                        $17,724       4.25%                     $18,050        4.12%



                                                                           Year Ended December 31,
                                              ---------------------------------------   -------------------------------------
                                                                2000                                     1999
                                              ---------------------------------------   -------------------------------------
(dollars in thousands)                                                     Average                                  Average
                                                 Average                   Yield /        Average                   Yield /
                                                 Balance      Interest       Cost         Balance      Interest      Cost
                                                 -------      --------       ----         -------      --------      ----
Loans receivable:
  Mortgage loans                                   $866,698     $63,592        7.34%        $936,997     $67,300       7.18%
  Consumer loans                                    351,778      32,334        9.19%         277,545      24,674       8.89%
  Commercial loans (1)                              211,784      19,155        9.04%         158,356      13,602       8.59%
                                              --------------  ----------  -----------   ------------- -----------  ----------
    Total loans receivable                        1,430,260     115,081        8.05%       1,372,898     105,576       7.69%
                                              --------------  ----------  -----------   ------------- -----------  ----------

Mortgage-backed securities                          246,738      17,125        6.94%         383,149      25,467       6.65%
Investment securities                                34,602       2,141        6.19%         123,513       6,357       5.15%
Other earning assets                                 18,753       2,021       10.78%          53,450       3,633       6.80%
                                              --------------  ----------  -----------   ------------- -----------  ----------
Total interest-earning assets (1)                 1,730,353     136,368        7.88%       1,933,010     141,033       7.30%
                                                              ----------  -----------                 -----------  ----------
Noninterest-earning assets                          147,211                                  151,669
                                              --------------                            -------------
  Total assets                                   $1,877,564                               $2,084,679
                                              ==============                            =============

 Deposits:
   Demand deposits                                 $733,897      17,420        2.37%        $728,991      17,078       2.34%
   Savings deposits                                 220,844       4,889        2.21%         227,423       5,046       2.22%
   Certificates of deposit                          516,779      26,697        5.17%         609,574      30,865       5.06%
                                              --------------  ----------  -----------   ------------- -----------  ----------
     Total deposits                               1,471,520      49,006        3.33%       1,565,988      52,989       3.38%
                                              --------------  ----------  -----------   ------------- -----------  ----------
 Notes payable and other borrowings:
   FHLB Advances                                    138,714       8,611        6.21%         159,930       8,495       5.31%
   Repurchase agreements                             65,646       3,979        6.06%         132,657       8,377       6.31%
   Other borrowings                                  14,453         710        4.91%           6,868         298       4.34%
                                              --------------  ----------  -----------   ------------- -----------  ----------
     Total borrowings                               218,813      13,300        6.08%         299,455      17,170       5.73%
                                              --------------  ----------  -----------   ------------- -----------  ----------
Total interest-bearing liabilities                1,690,333     $62,306        3.69%       1,865,443     $70,159       3.76%
                                                              ----------  -----------                 -----------  ----------
Noninterest-bearing liabilities                      34,386                                   48,440
                                              --------------                            -------------
  Total liabilities                               1,724,719                                1,913,883
Shareholders' equity                                152,845                                  170,796
                                              --------------                            -------------
  Total liabilities and equity                   $1,877,564                               $2,084,679
                                              ==============                            =============

Yield on interest earning assets                                               7.88%                                   7.30%

Cost of supporting funds                                                       3.60%                                   3.63%

Net interest margin:
    Taxable equivalent basis (1)                                $74,062        4.28%                     $70,874       3.67%
    Without taxable equivalent adjustments                      $73,456        4.25%                     $70,613       3.65%


Note: Interest and yields were calculated on a taxable equivalent basis, using a 35% tax rate and the actual number of days in the periods. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average interest yields/rates.

  (1) Exclusive of the $0.5 million pre-tax charge in the first quarter of 2001 relating to a disputed interest rate on a loan originated in the 1970's, the taxable equivalent yield on commercial loans, interest-earning assets, and net interest margin, would have been 8.84%, 8.07% and 4.41%, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001 AND
2000.

      GENERAL. Net income was $1.4 million, or $0.13 per common share on a diluted basis, for the first quarter of 2001. This compared to net income of $3.4 million, or $0.31 per common share on a diluted basis, for the first quarter of 2000.

      The results for the first quarter of 2001 reflected the following items:

      - A $2.3 million pre-tax charge associated with the sale of Commonwealth's mortgage loan production offices and the outsourcing of its mortgage servicing function;

      - A $0.7 million pre-tax charge relating to the retirement of Commonwealth's Chief Executive Officer; and

      - A $0.5 million pre-tax charge relating to a disputed interest rate on a loan originated in the 1970's.

      Exclusive of these items, net income for the first quarter of 2001 would have been $4.0 million, or $0.37 per share on a diluted basis.

      Net income from Community Banking, exclusive of the above items, increased from $3.6 million, or $0.32 per common share, in the first quarter of 2000, to $4.0 million, or $0.37 per common share, in the first quarter of 2001. Net income from Mortgage Banking, exclusive of the above items, improved from a loss of $0.2 million, or $0.01 per common share, in the first quarter of 2000, to essentially breakeven in the first quarter of 2001.

      NET INTEREST INCOME. Net interest income was $17.7 million in the first quarter of 2001, compared to $18.1 million in the first quarter of 2000. The decrease was primarily attributable to a $0.5 million charge relating to a disputed interest rate on a loan originated in the 1970's.

      Average interest-earning assets totaled $1.7 billion for the quarter ended March 31, 2001, compared to $1.8 billion for quarter ended March 31, 2000. The decrease in average interest-earning assets was due primarily to decreases of $83 million and $54 million in the Company's mortgage-backed and investment securities portfolios, respectively.

      Average loans were $1.5 billion for the quarter ended March 31, 2001, compared to $1.4 billion for quarter ended March 31, 2000. Compared to the first quarter of 2000, average mortgage loans decreased 5% to $832 million, and average commercial loans increased 28% to $247 million, and average consumer loans increased 17% to $383 million, in the first quarter of 2001.

      The net interest margin on a fully taxable equivalent basis was 4.29% in the first quarter of 2001, compared to 4.15% in the first quarter of 2000. The increase was primarily attributable to a 0.25% increase in the yield on interest-earning assets as a result of an increase in higher yielding consumer and commercial loans, and a decrease in lower yielding mortgage loans and securities. The net interest margin in the first quarter of 2001was impacted by the $0.5 million charge relating to a disputed interest rate on a loan originated in the 1970's. Exclusive of this item, the net interest margin on a fully taxable equivalent basis would have been 4.41% in the first quarter of 2001.

      PROVISION FOR LOAN LOSSES. Provision for loan losses totaled $1.5 million in the first quarter of 2001, compared to $1.1 million in the first quarter of 2000. At March 31, 2001, the allowance for loan losses totaled $11.2 million, or 0.78% of loans, compared to $11.1 million, or 0.78% of loans, at December 31, 2000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

      NONINTEREST INCOME. Noninterest income totaled $5.5 million in the first quarter of 2001, compared to $4.9 million in the first quarter of 2000. The increase primarily reflected a $0.4 million increase in deposit fees and related income relating to an increase in transaction accounts.

      NONINTEREST EXPENSE. Noninterest expense was $19.9 million in the first quarter of 2001, compared to $17.2 million in the first quarter of 2000. The increase was primarily attributable to the $2.3 million charge associated with the sale of the mortgage loan production offices and the outsourcing of the mortgage servicing function, and the $0.7 million charge relating to the retirement of Commonwealth's Chief Executive Officer. Exclusive of these items, noninterest expense would have been $16.9 million in the first quarter of 2001, a decrease of 2% compared to the first quarter of 2000. The decrease was primarily due to a reduction in mortgage banking expenses.

      PROVISION FOR INCOME TAXES. Provision for income taxes was $0.5 million, or 25.0% of income before income taxes, in the first quarter of 2001, compared to $1.2 million, or 26.5%, in the first quarter of 2000. The decrease in the effective tax rate in the first quarter of 2001 was primarily attributable to lower pre-tax income, which resulted in a higher relative percentage of tax-exempt income to total income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Commonwealth uses simulation models to analyze the estimated effects on net interest income under multiple interest rate scenarios, including increases and decreases in interest rates amounting to 100, 200, and 300 basis points. Each scenario is modeled for a change in net interest income over a two year period. Similar simulation models are prepared to analyze the Company's net asset value, which is the present value of the cash flows generated by the Company's assets minus the present value of the cash flows generated by the Company's liabilities, plus or minus the net cash flows produced by off-balance sheet contracts. At March 31, 2001, the Company's income simulation model indicates net interest income would decrease by 0.01% over a two year period if interest rates increased by 200 basis points. The model projects that net interest income would decrease by 7.70% over a two year period if rates decreased by 200 basis points. The anticipated changes in the level of net interest income and net asset value over the various scenarios were within limits established by the Asset/Liability Committee.

      Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. Net asset value is significantly impacted by the estimated effect of prepayments on the value of loans and mortgage-backed securities. Further, this analysis is based on the Company's assets, liabilities, and off-balance-sheet instruments at March 31, 2001 and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no material legal proceedings, other than as previously reported in the Company's 2000 Annual Report on Form 10-K, to which the Company or any of its subsidiaries is a party, or to which any of their property is subject, other than proceedings routine to the business of the Company and its subsidiaries.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) An annual meeting of stockholders of the Company was held on April 17, 2001 ("Annual Meeting").

         (b) Not applicable.

         (c) There were 11,238,506 shares of common stock of the Company eligible to be voted at the Annual Meeting and 8,165,614 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

         1.  Election of directors for a three-year term.

                                                FOR                             WITHHELD
                                            -----------                         --------
         George C. Beyer, Jr.                7,888,994                          276,619

         Martin E. Kenney, Jr.               7,889,648                          275,965

         2. Proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 2001.

                     FOR              AGAINST            ABSTAIN
                  ---------           -------            -------
                  8,113,913            27,291            24,410

         The proposals were adopted by the stockholders of the Company.

         (d)  Not applicable

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         a) Not applicable

         b) On January 17, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the fourth quarter of 2000. On February 9, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, its plans to sell its mortgage loan production offices and outsource the servicing function relating to its portfolio of residential mortgage loans. On March 15, 2001, the Company filed a Current Report on Form 8-K to report under
Item 5, its declared cash dividend. On March 19, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, that its Chief Executive Officer is retiring but continuing as Chairman, and its President will become Chief Executive Officer of the Company. On April 2, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, the completion of the previously announced sale of its mortgage loan production offices.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMMONWEALTH BANCORP, INC.



DATE: May 8, 2001                        /s/ Patrick J. Ward
                                         ---------------------------------------
                                         Patrick J. Ward
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


DATE: May 8, 2001                        /s/ Charles M. Johnston
                                         ---------------------------------------
                                         Charles M. Johnston
                                         Senior Vice President and Chief Financial Officer
                                         (Principal Financial and Accounting Officer)