Form 10-Q
period 2001-06-30
COMMONWEALTH BANCORP INC
filed 2001-08-14
CIK 1005126

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarter ended___________________________________June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from___________________to____________________

                         Commission File No________________________________________0-27942

Commonwealth Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2828883
(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification Number)

Commonwealth Bank Plaza

2 West Lafayette Street

Norristown, Pennsylvania	19401-4758
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 2, 2001, there were 18,068,127 issued and 10,961,103 outstanding shares of the Registrant’s Common Stock.

Commonwealth Bancorp, Inc. and Subsidiaries

TABLE OF CONTENTS

Item		Page
No.		No.

	PART I – CONSOLIDATED FINANCIAL INFORMATION

1	Consolidated Financial Statements

	Consolidated Balance Sheets at June 30, 2001 and December 31, 2000	3

	Consolidated Statements of Income for the Quarter and Six Month

	Periods Ended June 30, 2001 and 2000	4

	Consolidated Statements of Changes in Shareholders’ Equity for the Six Month

	Periods Ended June 30, 2001 and 2000	5

	Consolidated Statements of Cash Flows for the Six Month

	Periods Ended June 30, 2001 and 2000	6

	Notes to Consolidated Financial Statements	8

2	Management’s Discussion and Analysis of Financial Condition and Results of

	Operations	14

3	Quantitative and Qualitative Disclosures about Market Risk	26

	PART II – OTHER INFORMATION

1	Legal Proceedings	27

2	Changes in Securities	27

3	Default Upon Senior Securities	27

4	Submission of Matters to a Vote of Security Holders	27

5	Other Information	27

6	Exhibits and Reports on Form 8-K	27

	Signatures	28

Commonwealth Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2001	2000

Assets:	(Unaudited)
Cash and due from banks	$66,546	$66,329

Interest-bearing deposits	45,381	371

Mortgage loans held for sale	6,131	43,007

Investment securities

Securities available for sale (cost of $13,279

and $13,350, respectively), at market value	13,552	14,051

Mortgage-backed securities

Securities available for sale (cost of $169,871

and $201,448, respectively), at market value	172,726	202,700

Loans receivable, net	1,393,178	1,416,110

Accrued interest receivable, net	8,378	9,435

FHLB stock, at cost	12,565	18,400

Premises and equipment, net	14,211	15,349

Intangible assets	27,281	30,450

Other assets, including net deferred taxes of $5,845

and $6,255, respectively	51,513	53,308

Total assets	$1,811,462	$1,869,510

Liabilities:

Deposits	$1,464,068	$1,454,592

Notes payable and other borrowings:

Secured notes due to Federal Home Loan Bank of Pittsburgh	124,889	171,666

Securities sold under agreements to repurchase	10,000	35,000

Other borrowings	23,722	17,830

Advances from borrowers for taxes and insurance	9,838	7,851

Accrued interest payable, accrued expenses and other liabilities	20,758	22,118

Total liabilities	1,653,275	1,709,057

Commitments and contingencies

Shareholders’ equity:

Preferred stock, $0.10 par value; 5,000,000 shares

authorized; none issued	—	—

Common stock, $0.10 par value; 30,000,000 shares authorized;

18,068,127 shares issued and 11,070,437 outstanding at June 30, 2001

18,068,127 shares issued and 11,309,487 outstanding at December 31, 2000	1,807	1,807

Additional paid-in capital	138,698	138,166

Retained earnings	145,832	145,869

Unearned stock benefit plan compensation	(5,691)	(6,596)

Accumulated other comprehensive income	2,047	1,286

Treasury stock, at cost; 6,997,690 and 6,758,640 shares at June 30, 2001

and December 31, 2000, respectively	(124,506)	(120,079)

Total shareholders’ equity	158,187	160,453

Total liabilities and shareholders’ equity	$1,811,462	$1,869,510

The accompanying notes are an integral part of these statements.

Commonwealth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except share and per share amounts)

	For the Quarter			For the Six Months
		Ended June 30,		Ended June 30,
	2001		2000	2001	2000

	(Unaudited)			(Unaudited)
Interest income:

Interest on loans	$28,501		$28,366	$57,535	$55,722

Interest and dividends on deposits and

money market investments	588		496	1,024	971

Interest on investment securities	149		530	298	1,495

Interest on mortgage-backed securities	3,084		4,477	6,475	9,327

Total interest income	32,322		33,869	65,332	67,515

Interest expense:

Interest on deposits	11,555		12,227	23,638	24,575

Interest on notes payable and other

borrowings	2,480		3,160	5,683	6,408

Total interest expense	14,035		15,387	29,321	30,983

Net interest income	18,287		18,482	36,011	36,532

Provision for loan losses	2,250		1,200	3,750	2,325

Net interest income after provision for

loan losses	16,037		17,282	32,261	34,207

Noninterest income:

Deposit fees and related income	3,490		3,069	6,467	5,660

Servicing fees	160		189	396	420

Net gain on sale of mortgage loans	371		1,036	1,612	2,096

Other	1,081		1,158	2,158	2,179

Total noninterest income	5,102		5,452	10,633	10,355

Noninterest expense:

Compensation and employee benefits	7,467		8,732	17,065	17,441

Occupancy and office operations	2,318		2,687	4,842	5,411

Amortization of intangible assets	1,135		1,239	2,369	2,450

Other	4,801		4,900	11,354	9,440

Total noninterest expense	15,721		17,558	35,630	34,742

Income before income taxes	5,418		5,176	7,264	9,820

Income tax provision	1,354		1,371	1,816	2,602

Net income	$4,064		$3,805	$5,448	$7,218

Basic weighted average number of shares outstanding	10,487,756		10,738,767	10,532,642	10,804,089

Basic earnings per share	$0.39		$0.35	$0.52	$0.67

Diluted weighted average number of shares outstanding	10,812,469		10,962,546	10,873,670	11,057,845

Diluted earnings per share	$0.38		$0.35	$0.50	$0.65

The accompanying notes are an integral part of these statements.

Commonwealth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands)

						Accumulated
	Common		Additional		Stock	Other
	Shares	Common	Paid-In	Retained	Benefit Plan	Comprehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total

Balance at December 31, 1999	11,935	$1,807	$136,966	$135,780	($8,504)	($3,171)	($110,513)	$152,365

Comprehensive income:

Net income				7,218				7,218

Other-unrealized loss on marketable

securities, net of $425 tax expense						790		790

Total comprehensive income								8,008

Dividends				(2,401)				(2,401)

Release of ESOP shares			281		460			741

Amortization of unearned compensation					493			493

Stock issued pursuant to benefit plans	27		32	(146)			433	319

Purchase of treasury stock	(394)						(6,177)	(6,177)

Balance at June 30, 2000	11,568	$1,807	$137,279	$140,451	($7,551)	($2,381)	($116,257)	$153,348

Balance at December 31, 2000	11,309	$1,807	$138,166	$145,869	($6,596)	$1,286	($120,079)	$160,453

Comprehensive income:

Net income				5,448				5,448

Other-unrealized gain on marketable

securities, net of $410 tax expense						761		761

Total comprehensive income								6,209

Dividends				(2,977)				(2,977)

Release of ESOP shares			488		460			948

Amortization of unearned compensation					445			445

Stock issued pursuant to benefit plans	282		44	(2,508)			4,849	2,385

Purchase of treasury stock	(521)						(9,276)	(9,276)

Balance at June 30, 2001	11,070	$1,807	$138,698	$145,832	($5,691)	$2,047	($124,506)	$158,187

The accompanying notes are an integral part of these statements.

Commonwealth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Six Months
	Ended June 30,

	2001	2000

Operating activities:

Net income	$5,448	$7,218

Adjustments to reconcile net income to net cash

provided by (used in) operating activities-

Proceeds from loans sold to others	193,480	129,182

Loans originated for sale	(84,492)	(93,415)

Purchases of loans held for sale	(70,620)	(47,800)

Principal collection on mortgage loans held for sale	235	138

Net gain on sale of mortgage loans	(1,612)	(2,096)

Decrease in net deferred loan fees	(456)	(184)

Provision for loan losses and foreclosed real estate	3,750	2,325

Depreciation and amortization	1,349	1,581

Net amortization of other assets and liabilities	3,912	2,873

Interest reinvested on repurchase agreements	(847)	(2,460)

Changes in assets and liabilities-

Decrease (increase) in-

Accrued interest receivable, net	1,057	675

Other assets	(1,378)	(303)

Increase (decrease) in-

Advances from borrowers for taxes and insurance	1,987	2,919

Accrued interest payable, accrued expenses and other liabilities	(560)	6,436

Net cash provided by operating activities	$51,253	$7,089

		(continued )

The accompanying notes are an integral part of these statements.

Commonwealth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Six Months
	Ended June 30,

	2001	2000

Investing activities:

Purchases of investment securities	($79)	$—

Proceeds from maturities of investment securities	—	35,000

Principal collected on mortgage-backed securities	31,578	42,016

Principal collected on loans	160,741	133,327

Loans originated	(132,112)	(167,220)

Loans purchased	(6,723)	(18,924)

Sales of real estate acquired through foreclosure	838	662

Sale of FHLB stock	5,835	—

Purchases of premises and equipment	(674)	(1,574)

Purchase of business	—	(1,498)

Net cash provided by investing activities	59,404	21,789

Financing activities:

Net increase (decrease) in deposits	9,476	(15,250)

Repayment of notes payable and other borrowings, net of proceeds	(65,038)	(2,282)

Net purchase of common stock	(6,891)	(5,858)

Cash dividends paid	(2,977)	(2,401)

Net cash used in financing activities	(65,430)	(25,791)

Net increase in cash and cash equivalents	45,227	3,087

Cash and cash equivalents at beginning of period	66,700	61,751

Cash and cash equivalents at end of period	$111,927	$64,838

Supplemental disclosures of cash flow information:

Cash paid during the year for-

Interest	$23,187	$24,919

Income taxes	$3,000	$2,750

The accompanying notes are an integral part of these statements.

Commonwealth Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial condition of Commonwealth Bancorp, Inc. (“Commonwealth” or the “Company”) as of June 30, 2001, and the results of operations, changes in shareholders’ equity, and cash flows for the periods presented.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

      The Company is a Pennsylvania corporation which is the holding company for Commonwealth Bank (the “Bank”). Headquartered in Norristown, Pennsylvania, Commonwealth Bank conducts business through 60 full-service offices located in Berks, Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties, Pennsylvania.

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

3.   Shareholders’ Equity

      At June 30, 2001, shareholders’ equity totaled $158 million, or 8.7% of assets, compared to $160 million, or 8.6%, at December 31, 2000.

      During the first six months of 2001, the Company purchased 0.5 million shares of its common stock, representing purchases of $9 million. During the first six months of 2000, the Company purchased 0.4 million shares of its common stock, representing purchases of $6 million. The repurchased shares were held as treasury stock at June 30, 2001, and are reserved for general corporate purposes and/or issuance pursuant to the Company’s stock benefit plans.

      On June 19, 2001, the Board of Directors declared a $0.14 per share cash dividend for the quarter ended June 30, 2001, which was made payable to shareholders of record at the close of business on June 29, 2001. This dividend was paid on July 13, 2001.

Commonwealth Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to assessing impairment on a fair-value-based test approach. SFAS No. 142 requires companies with a fiscal year end of December  31 to implement the change in accounting for goodwill beginning January  1, 2002. The Company and its independent auditors are currently reviewing whether SFAS No. 142 is applicable to the intangible assets recorded by the Company in connection with the acquisition of certain branch offices and business interests. Until the completion of this review, the potential impact, if any, on Commonwealth’s future financial statements cannot be determined.

      The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities —an amendment of SFAS No. 133,” on January 1, 2001. The adoption of these Statements did not have a material impact on the consolidated statements of income or comprehensive income.

      In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement replaces SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Company adopted SFAS No. 140 on March 31, 2001, as required. There was no impact on the consolidated financial statements as a result of the adoption of this statement.

5.   Earnings Per Share

      Basic earnings per share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for Employee Stock Ownership Plan (“ESOP”) shares that have not been committed to be released, and the effects of shares held by the Recognition Plans. Options, warrants, and other potentially dilutive securities and treasury shares are excluded from the basic calculation.

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

Commonwealth Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following tables set forth the Company’s basic weighted average number of common shares outstanding and diluted weighted average number of common shares outstanding during the periods indicated:

	For the Quarter Ended June 30,

	2001	2000

Basic weighted average number of common shares outstanding	10,487,756	10,738,767

Effect of dilutive securities:

Stock options	285,583	209,382

Recognition Plan stock	39,130	14,397

Diluted weighted average number of common shares outstanding	10,812,469	10,962,546

      Basic EPS was $0.39 per common share for the quarter ended June 30, 2001, compared to $0.35 per common share for the quarter ended June 30, 2000. Diluted EPS was $0.38 per common share for the quarter ended June 30, 2001, compared to $0.35 per common share for the quarter ended June 30, 2000.

	For the Six Months Ended June 30,

	2001	2000

Basic weighted average number of common shares outstanding	10,532,642	10,804,089

Effect of dilutive securities:

Stock options	310,333	235,184

Recognition Plan stock	30,695	18,572

Diluted weighted average number of common shares outstanding	10,873,670	11,057,845

      Basic EPS was $0.52 per common share for the six months ended June 30, 2001, compared to $0.67 per common share for the six months ended June 30, 2000. Diluted EPS was $0.50 per common share for the six months ended June 30, 2001, compared to $0.65 per common share for the six months ended June 30, 2000.

Commonwealth Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Segment Reporting

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” introduces a new model for segment reporting, called the “management approach.” The management approach is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on product and services, geography, legal structure, management structure —any manner in which management disaggregates a company. The Company’s segment reports follow:

	For the Quarter Ended June 30,

	2001			2000

	Community	Mortgage		Community	Mortgage
	Banking	Banking	Total	Banking	Banking	Total

	(in thousands)
Net interest income after

provision for loan losses	$16,064	$(27)	$16,037	$16,708	$574	$17,282

Noninterest income:

Servicing fees	(76)	236	160	(614)	803	189

Net gain on sale of mortgage loans	(51)	422	371	(96)	1,132	1,036

Other	4,571	—	4,571	4,136	91	4,227

Total noninterest income	4,444	658	5,102	3,426	2,026	5,452

Noninterest expense:

Compensation and employee benefits	7,287	180	7,467	6,821	1,911	8,732

Other	7,692	562	8,254	7,716	1,110	8,826

Total noninterest expense	14,979	742	15,721	14,537	3,021	17,558

Income (loss) before income taxes	5,529	(111)	5,418	5,597	(421)	5,176

Income tax provision	1,393	(39)	1,354	1,518	(147)	1,371

Net income (loss)	$4,136	$(72)	$4,064	$4,079	$(274)	$3,805

Assets	$1,801,345	$10,117	$1,811,462	$1,864,134	$49,608	$1,913,742

Liabilities	$1,644,904	$8,371	$1,653,275	$1,714,090	$46,304	$1,760,394

Shareholders’ equity	$156,441	$1,746	$158,187	$150,044	$3,304	$153,348

      On February 9, 2001, Commonwealth announced the restructuring of its residential mortgage banking division, ComNet Mortgage Services, which resulted in a $2.3 million pre-tax charge for related expenses. As part of this restructuring, ComNet’s Pennsylvania and Maryland loan production offices were sold to American Home Mortgage Holdings, Inc. on March 30, 2001. As an additional part of this restructuring, Commonwealth outsourced the servicing function relating to its portfolio of residential mortgage loans during the second quarter of 2001. Commonwealth will continue to provide mortgage loans and services to its customers through agreements with American Home Mortgage Holdings, Inc. and a third party servicer. As a result of this restructuring, Commonwealth will not report mortgage banking segment information in future quarters.

Commonwealth Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Quarter Ended June 30,

	2001			2000

	Community	Mortgage		Community	Mortgage
	Banking	Banking	Total	Banking	Banking	Total

	(in thousands)
Net interest income after

provision for loan losses	$32,064	$197	$32,261	$33,139	$1,068	$34,207

Noninterest income:

Servicing fees	(307)	703	396	(1,218)	1,638	420

Net gain on sale of mortgage loans	(166)	1,778	1,612	(235)	2,331	2,096

Other	8,625	—	8,625	7,536	303	7,839

Total noninterest income	8,152	2,481	10,633	6,083	4,272	10,355

Noninterest expense:

Compensation and employee benefits	15,461	1,604	17,065	13,695	3,746	17,441

Other	15,063	3,502	18,565	15,040	2,261	17,301

Total noninterest expense	30,524	5,106	35,630	28,735	6,007	34,742

Income (loss) before income taxes	9,692	(2,428)	7,264	10,487	(667)	9,820

Income tax provision	2,666	(850)	1,816	2,835	(233)	2,602

Net income (loss)	$7,026	$(1,578)	$5,448	$7,652	$(434)	$7,218

Assets	$1,801,345	$10,117	$1,811,462	$1,864,134	$49,608	$1,913,742

Liabilities	$1,644,904	$8,371	$1,653,275	$1,714,090	$46,304	$1,760,394

Shareholders’ equity	$156,441	$1,746	$158,187	$150,044	$3,304	$153,348

      Community Banking results for the first six months of 2001 reflected a $0.7 million pre-tax charge relating to the retirement of Commonwealth’s Chief Executive Officer, and a $0.5 million pre-tax charge relating to a disputed interest rate on a loan originated in the 1970’s. Exclusive of these items, net income from Community Banking would have been $8.1 million for the first six months of 2001.

      Mortgage Banking results for the first six months of 2001 reflected a $2.3 million pre-tax charge associated with the sale of Commonwealth’s mortgage loan production offices and the outsourcing of its mortgage servicing function. Exclusive of this item, the net loss from Mortgage Banking would have been $0.1 million for the first six months of 2001.

Commonwealth Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Acquisitions and Divestitures

      On February 9, 2001, Commonwealth announced the restructuring of its residential mortgage banking division, ComNet Mortgage Services, which resulted in a $2.3 million pre-tax charge for related expenses. As part of this restructuring, ComNet’s Pennsylvania and Maryland loan production offices were sold to American Home Mortgage Holdings, Inc. on March 30, 2001. As an additional part of this restructuring, Commonwealth outsourced the servicing function relating to its portfolio of residential mortgage loans during the second quarter of 2001. Commonwealth will continue to provide mortgage loans and services to its customers through agreements with American Home Mortgage Holdings, Inc. and a third party servicer.

      On September 8, 2000, Commonwealth Bank completed the sale of two branches in Lehigh County, Pennsylvania to another financial institution. At that date, the two branches had $13 million of combined deposits and $4 million of consumer loans. The deposits, loans and certain other assets were sold essentially at book value.

      On January 31, 2000, the Company completed the acquisition of certain business interests of the Tyler Group (“Tyler”). Tyler offers financial planning and investment advisory services to individuals and small businesses in southeast Pennsylvania. Its products and services are marketed to Commonwealth customers through Tyler Wealth Counselors, Inc., a subsidiary of Commonwealth Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Forward Looking Statements. When used in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company also wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

      The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

      General. The Company is a Pennsylvania corporation which is the holding company for the Bank. During January 2001, the Bank converted to a Pennsylvania chartered savings bank, primarily regulated by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (“FDIC”) from a federally chartered savings bank, primarily regulated by the Office of Thrift Supervision (“OTS”). The Bank conducts business from its executive offices in Norristown, Pennsylvania and 60 full-service branches located in southeast Pennsylvania.

      During the first quarter of 2001, Commonwealth announced the restructuring of its residential mortgage banking division, ComNet Mortgage Services, which resulted in a $2.3 million pre-tax charge for related expenses. As part of this restructuring, ComNet’s Pennsylvania and Maryland loan production offices were sold to American Home Mortgage Holdings, Inc. on March 30, 2001. As an additional part of this restructuring, Commonwealth outsourced the servicing function relating to its portfolio of residential mortgage loans during the second quarter of 2001. Commonwealth will continue to provide mortgage loans and services to its customers through agreements with American Home Mortgage Holdings, Inc. and a third party servicer.

Financial Condition

      General. Total assets were $1.8 billion at June 30, 2001, compared to $1.9 billion at December 31, 2000. During the first six months of 2001, decreases in the Company’s mortgage loans held for sale, mortgage-backed securities, loans receivable, and FHLB stock were offset, in part, by an increase in cash and due from banks and interest-bearing deposits (“Cash and cash equivalents”). Total liabilities were $1.7 billion at both June 30, 2001 and December 31, 2000. During the first six months of 2001, a decrease in notes payable and other borrowings was offset, in part, by an increase in deposits. Shareholders’ equity was $158 million as of June 30, 2001, compared to $160 million at December 31, 2000.

      Cash and Cash Equivalents. Cash and cash equivalents increased by $45 million, or 68%, from $67 million at December 31, 2000, to $112 million at June 30, 2001.

      Mortgage Loans Held for Sale. Mortgage loans held for sale decreased by $37 million, or 86%, from $43 million at December 31, 2000, to $6 million at June 30, 2001. The decrease was attributable to the March 30, 2001 sale of Commonwealth’s mortgage loan production offices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

      Investment Securities. Investment securities were $14 million at both June 30, 2001 and December 31, 2000, as follows:

	June 30, 2001

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(in thousands)
Available for sale:

Equity Investments	$13,279	$273	$—	$13,552

Total	$13,279	$273	$—	$13,552

	December 31, 2000

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(in thousands)
Available for sale:

Equity Investments	$13,350	$801	$100	$14,051

Total	$13,350	$801	$100	$14,051

      All investment securities are classified as available for sale and are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders’ equity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

      Mortgage-Backed Securities. Mortgage-backed securities decreased by $30 million, or 15%, from $203 million at December 31, 2000, to $173 million at June 30, 2001. The decrease in mortgage-backed securities during the first six months of 2001 was primarily related to repayments and prepayments.

      At June 30, 2001 and December 31, 2000, $113 million, or 65%, and $132 million, or 65%, respectively, of the Company’s mortgage-backed securities were insured or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Federal National Mortgage Association (“FNMA”). As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the GNMA, FHLMC, or the FNMA. Mortgage-backed securities at June 30, 2001 and December 31, 2000 were as follows:

	June 30, 2001

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(in thousands)
Available for sale:

GNMA	$28,349	$967	$—	$29,316

FHLMC	24,359	771	—	25,130

FNMA	57,564	799	294	58,069

Private	59,599	664	52	60,211

Total	$169,871	$3,201	$346	$172,726

	December 31, 2000

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(in thousands)
Available for sale:

GNMA	$33,293	$642	$—	$33,935

FHLMC	30,374	639	9	31,004

FNMA	66,493	518	258	66,753

Private	71,288	64	344	71,008

Total	$201,448	$1,863	$611	$202,700

      All mortgage-backed securities are classified as available for sale and are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders’ equity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

Loans Receivable. Loans receivable, net of reserves, deferred loan fees, and unamortized premiums and unaccreted discounts, were $1.4 billion at both June 30, 2001 and December 31, 2000. The decrease in residential mortgage loans was offset, in part, by growth in consumer and commercial loans. The following table depicts the composition of the Company’s loan portfolio at the dates indicated.

	June 30,		December 31,
	2001		2000

		% of		% of
	Amount	Total	Amount	Total

	(dollars in thousands)
Mortgage loans – residential:

Fixed rate	$476,471	33.88%	$495,384	34.68%

Adjustable rate	242,224	17.22	304,498	21.32

Total mortgage loans	718,695	51.10	799,882	56.00

Consumer loans:

Second mortgages	277,708	19.74	257,971	18.06

Equity lines of credit	27,764	1.97	26,667	1.87

Recreational vehicles	44,571	3.17	51,194	3.58

Other	44,055	3.13	48,619	3.40

Total consumer loans	394,098	28.01	384,451	26.91

Commercial loans:

Business loans	183,695	13.06	157,643	11.04

Commercial real estate	102,855	7.31	78,435	5.49

Small Business Administration	7,244	0.52	8,087	0.56

Total commercial loans	293,794	20.89	244,165	17.09

Total loans receivable	1,406,587	100.00%	1,428,498	100.00%

Less:

Net premium on loans purchased	(1,541)		(1,849)

Allowance for loan losses	12,247		11,078

Deferred loan fees	2,703		3,159

Loans receivable, net	$1,393,178		$1,416,110

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

      Residential mortgage loans totaled $719 million at June 30, 2001, a decrease of $81 million, or 10%, compared to $800 million at December 31, 2000. At June 30, 2001, residential mortgage loans represented 51% of the Company’s loan portfolio, compared to 56% at December 31, 2000.

      Consumer loans increased by $10 million, or 3%, from $384 million at December 31, 2000, to $394 million at June 30, 2001. At June 30, 2001, consumer loans represented 28% of the Company’s loan portfolio and were comprised of $278 million of second mortgage loans, $28 million of equity lines of credit, $45 million of recreational vehicle loans, and $44 million of other consumer loans. At December 31, 2000, consumer loans represented 27% of total loans and were comprised of $258 million of second mortgage loans, $27 million of equity lines of credit, $51 million of recreational vehicle loans, and $49 million of other consumer loans. Consumer loans are generally considered to involve greater risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain consumer loans are unsecured or involve collateral which is more likely to decline in value than single-family residences.

      Commercial loans increased by $50 million, or 20%, from $244 million at December 31, 2000, to $294 million at June 30, 2001. At June 30, 2001, commercial loans represented 21% of the Company’s loan portfolio and were comprised of $184 million of business loans, $103 million of commercial real estate loans, and $7 million of loans guaranteed by the Small Business Administration (“SBA”). At December 31, 2000, commercial loans represented 17% of total loans and were comprised of $158 million of business loans, $78 million of commercial real estate loans, and $8 million of SBA loans. Commercial loans are generally considered to involve greater risk than residential mortgage loans because the risk of borrower default is greater. In addition, collateral relating to commercial loans may be more likely to decline in value and may be more difficult to liquidate than single-family residences.

      The increases in the consumer and commercial loan portfolios and the decrease in the mortgage loan portfolio during the first six months of 2001 were in line with the Company’s ongoing strategy to shift its business mix from that of a traditional thrift institution to that of a community bank.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

      Nonperforming Assets. The Company’s nonperforming assets, which primarily consist of nonaccrual loans, an equity investment in a mortgage servicing partnership, and real estate and other assets acquired through foreclosure totaled $10.5 million at June 30, 2001, compared to $10.7 million at December 31, 2000. At June 30, 2001, nonperforming assets represented 0.58% of total assets, compared to 0.57% of total assets at December 31, 2000. The following table sets forth information relating to the Company’s nonperforming assets at the dates indicated.

	June 30, 2001	December 31, 2000

	(dollars in thousands)

Mortgage loans – residential	$3,956	$4,193

Consumer loans	3,376	2,782

Commercial loans	216	1,020

Total nonperforming loans	7,548	7,995

Investment securities	1,500	1,700

Real estate owned and

other acquired assets, net	1,411	1,003

Total nonperforming assets	$10,459	$10,698

Nonperforming loans to total loans held

for investment	0.54%	0.56%

Total nonperforming assets to total

assets	0.58%	0.57%

      Allowance for Loan Losses. The Company’s allowance for loan losses amounted to $12.2 million at June 30, 2001, compared to $11.1 million at December 31, 2000.

      It is management’s policy to maintain an allowance for estimated loan losses based upon the probable losses inherent in the loan portfolio which have occurred as of the date of the financial statements. In determining the allowance for loan losses, Commonwealth assesses prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectability of the loan portfolio. At June 30, 2001, the Company’s allowance for loan losses represented 0.87% of total loans held for investment, compared to 0.78% of total loans held for investment at December 31, 2000.

      Over the past several years, Commonwealth has diversified its lending efforts, increasing emphasis on consumer and commercial loans, while decreasing emphasis on residential mortgage loans. As a result of the increased risk inherent in this shift in loan mix, management will continue to evaluate its loan portfolio and record additional loan loss reserves as deemed necessary.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

      The following table sets forth the activity in the Company’s allowance for loan losses during the periods indicated.

	For the Six Months Ended June 30,

	2001	2000

	(dollars in thousands)

Allowance at beginning of period	$11,078	$10,478

Provision for loan losses	3,750	2,325

Charge-offs:

Mortgage loans	—	(99)

Consumer loans	(2,694)	(2,196)

Commercial loans	(101)	(18)

Total charge-offs	(2,795)	(2,313)

Recoveries:

Mortgage loans	2	1

Consumer loans	82	77

Commercial loans	130	13

Total recoveries	214	91

Allowance at end of period	$12,247	$10,581

Allowance for loan losses to

total nonperforming loans

at end of period	162.26%	160.60%

Allowance for loan losses to

total loans held for

investment at end of period	0.87%	0.74%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

FHLB Stock. FHLB stock deceased by $6 million, or 32%, from $18 million at December 31, 2000, to $13 million at June 30, 2001. This decrease was a result of the required sale of FHLB Stock which was primarily attributable to the decrease in the Company’s mortgage related assets.

Intangible Assets. Intangible assets are comprised of the excess of cost over net assets acquired (“Goodwill”) and core deposit intangibles (“CDI”). The Company’s intangible assets were recorded in connection with the acquisition of certain business interests of the Tyler Group during the first quarter of 2000, the acquisition of twelve branches in Berks and Lebanon Counties in 1996, and the acquisition of four branches in Philadelphia County in 1995. On June 28,1999, Commonwealth sold two branches in Lebanon County, which resulted in reductions of $1.4 million and $0.6 million in Goodwill and CDI, respectively. During the second quarter of 2001, Commonwealth reduced the Tyler Acquisition Goodwill by $0.8 million to reflect the reduced likelihood that the portion of the Tyler purchase price which is dependent on future earnings performance will be paid. Intangible assets are amortized over periods not to exceed 13 years. The following table details the components of intangible assets at the dates indicated.

	June 30, 2001	December 31, 2000

	(in thousands)

Goodwill (Berks)	$13,473	$14,319

Goodwill (Philadelphia)	7,581	8,116

Goodwill (Tyler)	1,172	2,028

Total Goodwill	22,226	24,463
CDI (Berks)	3,708	4,475

CDI (Philadelphia)	1,347	1,512

Total	$27,281	$30,450

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to assessing impairment on a fair-value-based test approach. SFAS No. 142 requires companies with a fiscal year end of December 31 to implement the change in accounting for goodwill beginning January 1, 2002. The Company and its independent auditors are currently reviewing whether SFAS No. 142 is applicable to the intangible assets recorded by the Company in connection with the acquisition of certain branch offices and business interests. Until the completion of this review, the potential impact, if any, on Commonwealth’s future financial statements cannot be determined.

Deposits. With respect to deposits, the Company’s strategy is to emphasize growth in relatively low-cost core deposits (demand, money market, and savings deposits) through its retail and commercial banking activities, while deemphasizing growth of relatively high-cost certificates of deposit. Deposits increased by $9 million to $1.5 billion at June 30, 2001, primarily due to an increase in money market, demand, and savings deposits offset, in part, by a decrease in certificates of deposit.

Notes Payable and Other Borrowings. Notes payable and other borrowings consist of advances from the Federal Home Loan Bank (“FHLB”), securities sold under agreements to repurchase, and commercial repurchase agreements. Notes payable and other borrowings decreased by $66 million, or 29%, to $159 million at June 30, 2001, from $224 million at December 31, 2000. The decrease was due to the $47 million, or 27%, decrease in FHLB advances and the $25 million, or 71% decrease in repurchase agreements. These decreases were offset, in part, by a $6 million, or 33%, increase in commercial repurchase agreements. The Company’s borrowings are used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business.

Shareholders’ Equity. At June 30, 2001, shareholders’ equity equaled $158 million, or 8.7% of assets, compared to $160 million, or 8.6% at December 31, 2000. The Bank’s core and risk-based capital ratios were 6.9% and 10.9%, respectively, at June 30, 2001, compared to 7.0% and 11.3%, respectively, at December 31, 2000. As of June 30, 2001, the Bank was in full compliance with all regulatory capital requirements and maintained capital ratios which were generally in line with internal targeted levels.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

Regulatory Capital Requirements.

      The following table sets forth the Bank’s compliance with applicable regulatory capital requirements at June 30, 2001:

				To Be Well
			Minimum	Capitalized
			For Capital	For Prompt
			Adequacy	Corrective Action
	Actual		Purposes	Provisions

	Ratio	Amount	Ratio	Ratio

(dollars in thousands)

Shareholders’ equity,

and ratio to the

Bank’s total assets	8.5%	$153,623

Intangible assets		(27,281)

Unrealized gain on

available for sale

securities, net of tax		(2,004)

Tangible capital, and

ratio to the Bank’s adjusted

average total assets	6.9%	$124,338	1.5%

Core capital, and

ratio to the Bank’s adjusted

average total assets	6.9%	$124,338	4.0%	5.0%

Core capital, and

ratio to the Bank’s

risk-weighted assets	9.9%	$124,338		6.0%

Allowance for loan losses		12,247

Other supplementary capital		92

Total risk-based capital,

and ratio to the Bank’s

risk-weighted assets	10.9%	$136,677	8.0%	10.0%

Bank total assets		$1,811,156

Bank adjusted average total assets		$1,789,434

Bank risk-weighted assets		$1,258,409

Commonwealth Bancorp, Inc. and Subsidiaries
Average Balance Sheets

	Quarter Ended June 30,						Six Months Ended June 30 ,

	2001			2000			2001			2000

			Average			Average			Average			Average
(dollars in thousands)	Average		Yield /	Average		Yield /	Average		Yield /	Average		Yield /
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

Loans receivable:

Mortgage loans	$756,633	$13,951	7.40%	$876,246	$16,049	7.37%	$794,168	$29,466	7.48%	$875,863	$31,945	7.33%

Consumer loans	389,211	8,904	9.18%	344,857	7,861	9.17%	386,162	17,642	9.21%	335,757	15,147	9.07%

Commercial loans (1)	275,991	5,778	8.40%	202,822	4,514	8.95%	261,782	10,684	8.23%	198,375	8,748	8.87%

Total loans receivable	1,421,835	28,633	8.08%	1,423,925	28,424	8.03%	1,442,112	57,792	8.08%	1,409,995	55,840	7.96%

Mortgage-backed securities	184,727	3,084	6.70%	259,483	4,477	6.94%	191,324	6,475	6.82%	270,314	9,327	6.94%

Investment securities	14,092	205	5.83%	38,169	587	6.19%	14,075	410	5.87%	53,312	1,630	6.15%

Other earning assets	37,827	588	6.23%	17,989	496	11.09%	27,888	1,024	7.40%	18,145	971	10.76%

Total interest-earning assets (1)	1,658,481	32,510	7.86%	1,739,566	33,984	7.86%	1,675,399	65,701	7.91%	1,751,766	67,768	7.78%

Noninterest-earning assets	156,569			148,982			157,056			146,729

Total assets	$1,815,050			$1,888,548			$1,832,455			$1,898,495

Deposits:

Demand deposits	$773,455	4,110	2.13%	$745,777	4,379	2.36%	$761,492	8,452	2.24%	$737,763	8,699	2.37%

Savings deposits	221,548	1,215	2.20%	225,194	1,238	2.21%	218,334	2,389	2.21%	223,672	2,463	2.21%

Certificates of deposit	475,760	6,230	5.25%	523,616	6,610	5.08%	485,248	12,797	5.32%	537,681	13,413	5.02%

Total deposits	1,470,763	11,555	3.15%	1,494,587	12,227	3.29%	1,465,074	23,638	3.25%	1,499,116	24,575	3.30%

Notes payable and other borrowings:

FHLB Advances	124,887	1,974	6.34%	128,473	1,949	6.10%	142,047	4,436	6.30%	123,314	3,646	5.95%

Repurchase agreements	19,231	321	6.70%	69,121	1,024	5.96%	26,657	880	6.66%	82,747	2,461	5.98%

Other borrowings	19,268	185	3.85%	14,942	187	5.03%	17,292	367	4.28%	12,015	301	5.04%

Total borrowings	163,386	2,480	6.09%	212,536	3,160	5.98%	185,996	5,683	6.16%	218,076	6,408	5.91%

Total interest-bearing liabilities	1,634,149	$14,035	3.44%	1,707,123	$15,387	3.63%	1,651,070	$29,321	3.58%	1,717,192	$30,983	3.63%

Noninterest-bearing liabilities	21,069			31,420			21,155			30,515

Total liabilities	1,655,218			1,738,543			1,672,225			1,747,707

Shareholders’ equity	159,832			150,005			160,230			150,788

Total liabilities and equity	$1,815,050			$1,888,548			$1,832,455			$1,898,495

Yield on interest earning assets			7.86%			7.86%			7.91%			7.78%

Cost of supporting funds			3.39%			3.56%			3.53%			3.56%

Net interest margin:

Taxable equivalent basis (1)		$18,475	4.47%		$18,597	4.30%		$36,380	4.38%		$36,785	4.22%

Without taxable equivalent adjustments		$18,287	4.42%		$18,482	4.27%		$36,011	4.33%		$36,532	4.19%

Note:	Interest and yields were calculated on a taxable equivalent basis, using a 35% tax rate and the actual number of days in the periods. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average interest yields/rates.

(1)	Exclusive of the $0.5 million pre-tax charge in the first quarter of 2001 relating to a disputed interest rate on a loan originated in the 1970’s, the taxable equivalent yield for the six months ended June 30, 2001 on commercial loans, total interest-earning assets, and taxable equivalent net interest margin, would have been 8.60%, 7.97% and 4.44%, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

Comparison of Results of Operations for the Quarter and Six Months Ended June 30, 2001 and 2000.

      General. Net income was $4.1 million, or $0.38 per common share on a diluted basis, for the second quarter of 2001, compared to net income of $3.8 million, or $0.35 per common share on a diluted basis, for the second quarter of 2000.

      For the six months ended June 30, 2001, net income was $5.4 million, or $0.50 per common share on a diluted basis, compared to net income of $7.2 million, or $0.65 per common share on a diluted basis, for the six months ended June 30, 2000.

The results for the first six months of 2001 were affected by:

•	A $2.3 million pre-tax charge associated with the sale of Commonwealth’s mortgage loan production offices and the outsourcing of its mortgage servicing function;

•	A $0.7 million pre-tax charge relating to the retirement of Commonwealth’s Chief Executive Officer; and

•	A $0.5 million pre-tax charge relating to a disputed interest rate on a loan originated in the 1970’s.

Exclusive of these three items, net income for the first six months of 2001 would have been $8.1 million, or $0.74 per share on a diluted basis.

      Net interest income. Net interest income was $18.3 million in the second quarter of 2001, compared to $18.5 million in the second quarter of 2000.

      For the six months ended June 30, 2001, net interest income was $36.0 million, versus $36.5 million for the comparable period in 2000. The decrease for the six months ended June 30, 2001 was primarily attributable to a $0.5 million charge relating to a disputed interest rate on a loan originated in the 1970’s.

      Average interest-earning assets totaled $1.7 billion for both the second quarter and six months ended June 30, 2001. This compared to $1.7 billion and $1.8 billion for the second quarter and six months ended June 30, 2000, respectively. The decreases in average interest-earning assets were due primarily to decreases in the Company’s mortgage loan, mortgage-backed securities and investment securities portfolios offset, in part, by increases in commercial and consumer loans.

      The net interest margin on a fully taxable equivalent basis was 4.47% in the second quarter of 2001, compared to 4.30% in the second quarter of 2000. The increase was primarily attributable to a 0.19% decrease in the cost of interest-bearing liabilities. The decrease in the cost of interest-bearing liabilities was primarily related to a favorable change in funding mix, involving an increase in lower costing demand deposits, and a decrease in higher costing certificates and wholesale borrowings.

      For the six months ended June 30, 2001, the net interest margin on a fully taxable equivalent basis was 4.38%, versus 4.22% in the comparable 2000 period. The increase was primarily attributable to a 0.13% increase in the yield on interest-earning assets as a result of an increase in higher yielding consumer and commercial loans, and a decrease in lower yielding mortgage loans and securities. Also contributing to the increase in net interest margin was a 0.05% decrease in the cost of interest-bearing liabilities. The decrease in the cost of interest-bearing liabilities was primarily related to the same factors responsible for the decrease in the second quarter of 2001. The net interest margin for the first six months of 2001 was impacted by the $0.5 million charge relating to a disputed interest rate on a loan originated in the 1970’s. Exclusive of this item, the net interest margin on a fully taxable equivalent basis would have been 4.44% for the six months ended June 30, 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

      Provision for loan losses. Provision for loan losses totaled $2.3 million and $3.8 million in the second quarter and six months ended June 30, 2001, respectively. The provision for loan losses totaled $1.2 million and $2.3 million in the second quarter and six months ended June 30, 2000, respectively. At June 30, 2001, the allowance for loan losses totaled $12.2 million, or 0.87% of loans, compared to $11.1 million, or 0.78% of loans, at December 31, 2000. The increase in the allowance for loan losses reflects Commonwealth’s on-going strategy to increase consumer and commercial lending, while de-emphasizing mortgage lending. Consumer and commercial loans generally involve greater credit risk than mortgage loans. At June 30, 2001, consumer and commercial loans represented 49% of total loans, compared to 44% at December 31, 2000.

      Noninterest income. Noninterest income totaled $5.1 million in the second quarter of 2001, compared to $5.5 million in the second quarter of 2000. The decrease reflected a $0.7 million decrease in the net gain on sale of mortgage loans, which was primarily attributable to Commonwealth’s restructuring of its residential mortgage banking division. The decrease was partially offset by a $0.4 million increase in deposit fees and related income relating to an increase in transaction accounts.

      Noninterest income was $10.6 million for the first six months of 2001, compared to $10.4 million for the same 2000 period. The increase was primarily attributable to a $0.8 million increase in deposit fees and related income relating to an increase in transaction accounts. The increase was partially offset by a $0.5 million decrease in the net gain on sale of mortgage loans, which was primarily attributable to Commonwealth’s restructuring of its residential mortgage banking division.

      Noninterest expense. Noninterest expense was $15.7 million in the second quarter of 2001, compared to $17.6 million in the second quarter of 2000. The decrease was primarily attributable to a reduction in mortgage banking expenses. Recurring noninterest expense excluding amortization of intangible assets totaled 61.9% of recurring noninterest income and net interest income on a fully taxable equivalent basis in the second quarter of 2001. This compared to 67.9% in the second quarter of 2000.

      Noninterest expense was $35.6 million for the six months ended June 30, 2001, compared to $34.7 million for the same period in 2000. The increase was primarily attributable to the $2.3 million charge associated with the sale of the mortgage loan production offices and the outsourcing of the mortgage servicing function, and the $0.7 million charge relating to the retirement of Commonwealth’s Chief Executive Officer. Exclusive of these items, noninterest expense would have been $32.6 million for the first six months of 2001, a decrease of 6% compared to the first six months of 2000. The decrease was primarily due to a reduction in mortgage banking expenses. Recurring noninterest expense excluding amortization of intangible assets totaled 63.7% of recurring noninterest income and net interest income on a fully taxable equivalent basis for the six months ended June 30, 2001. This compared to 68.5% for the same period in 2000.

      Provision for income taxes. Provision for income taxes was $1.4 million, or 25% of income before income taxes in the second quarter of 2001, compared to $1.4 million, or 26.5%, in the second quarter of 2000. For the first six months of 2001, provision for income taxes was $1.8 million, or 25% of income before income taxes, compared to $2.6 million, or 26.5%, in the first six months of 2000. The decrease in the effective tax rate in the second quarter and first six months of 2001, relative to the comparable periods in 2000, was primarily attributable to lower pre-tax income for the six months ended June 30, 2001, which resulted in a higher relative percentage of tax-exempt income to total income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      Commonwealth uses simulation models to analyze the estimated effects on net interest income under multiple interest rate scenarios, including increases and decreases in interest rates amounting to 100, 200, and 300 basis points. Each scenario is modeled for a change in net interest income over a two year period. Similar simulation models are prepared to analyze the Company’s net asset value, which is the present value of the cash flows generated by the Company’s assets minus the present value of the cash flows generated by the Company’s liabilities, plus or minus the net cash flows produced by off-balance sheet contracts. At June 30, 2001, the Company’s income simulation model indicates net interest income would increase by 0.15% over a two year period if interest rates increased by 200 basis points. The model projects that net interest income would decrease by 7.66% over a two year period if rates decreased by 200 basis points. The anticipated changes in the level of net interest income and net asset value over the various scenarios were within limits established by the Asset/Liability Committee.

      Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. Net asset value is significantly impacted by the estimated effect of prepayments on the value of loans and mortgage-backed securities. Further, this analysis is based on the Company’s assets, liabilities, and off-balance-sheet instruments at June 30, 2001 and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

      Management believes that the assumptions utilized to evaluate the vulnerability of the Company’s operations to changes in interest rates approximate actual experience and considers them to be reasonable. However, the interest rate sensitivity of the Company’s assets and liabilities could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based.

PART II —OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings, other than as previously reported in the Company’s 2000 Annual Report on Form 10-K, to which the Company or any of its subsidiaries is a party, or to which any of their property is subject, other than proceedings routine to the business of the Company and its subsidiaries.

Item 2.	Changes in Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 17, 2001. The results of the vote on matters submitted to stockholders at the meeting were previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2001.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

a) Not applicable

b) On April 2, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, the completion of the previously announced sale of its mortgage loan production offices. On April 17, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the first quarter of 2001. On April 24, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, the completion of its previously announced stock repurchase program and the commencement of a new stock repurchase program. On June 19, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, its declared cash dividend.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH BANCORP, INC.

DATE: August 13, 2001	/s/ Patrick J. Ward

Patrick J. Ward President and Chief Executive Officer (Principal Executive Officer)

DATE: August 13, 2001	/s/ Charles M. Johnston

Charles M. Johnston Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)