Form 10-Q
period 2001-09-30
COMMONWEALTH BANCORP INC
filed 2001-11-13
CIK 1005126

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended................................September 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from............... to......................

         Commission File No..............................................0-27942


                           Commonwealth Bancorp, Inc.
          ------------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 5, 2001, there were 18,068,127 issued and 10,648,388 outstanding shares of the Registrant's Common Stock.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                                TABLE OF CONTENTS

    Item                                                                                                    Page
     No.                                                                                                    No.
     ---                                                                                                    ---
               PART I - CONSOLIDATED FINANCIAL INFORMATION

      1        Consolidated Financial Statements

               Consolidated Balance Sheets at September 30, 2001 and December 31, 2000                       3

               Consolidated Statements of Income for the Quarter and Nine Month
                 Periods Ended September 30, 2001 and 2000                                                   4

               Consolidated Statements of Changes in Shareholders' Equity for the Nine Month
                 Periods Ended September 30, 2001 and 2000                                                   5

               Consolidated Statements of Cash Flows for the Nine Month
                 Periods Ended September 30, 2001 and 2000                                                   6

               Notes to Consolidated Financial Statements                                                    8

      2        Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                                  14

      3        Quantitative and Qualitative Disclosures about Market Risk                                    26


               PART II - OTHER INFORMATION

      1        Legal Proceedings                                                                             27

      2        Changes in Securities                                                                         27

      3        Default Upon Senior Securities                                                                27

      4        Submission of Matters to a Vote of Security Holders                                           27

      5        Other Information                                                                             27

      6        Exhibits and Reports on Form 8-K                                                              27

               Signatures                                                                                    28

                   Commonwealth Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                                             September 30,       December 31,
                                                                                                 2001                2000
                                                                                             --------------     ---------------
                                                                                             (Unaudited)
Assets:
Cash and due from banks                                                                            $59,074             $66,329
Interest-bearing deposits                                                                           67,473                 371
Mortgage loans held for sale                                                                         1,062              43,007
Investment securities
   Securities available for sale (cost of $13,312
     and $13,350, respectively), at market value                                                    13,760              14,051
Mortgage-backed securities
   Securities available for sale (cost of $148,647
     and $201,448, respectively), at market value                                                  152,660             202,700
Loans receivable, net                                                                            1,358,464           1,416,110
Accrued interest receivable, net                                                                     7,981               9,435
FHLB stock, at cost                                                                                 12,565              18,400
Premises and equipment, net                                                                         13,642              15,349
Intangible assets                                                                                   26,097              30,450
Other assets, including net deferred taxes of $5,377
   and $6,255, respectively                                                                         54,067              53,308
                                                                                             --------------     ---------------
                     Total assets                                                               $1,766,845          $1,869,510
                                                                                             ==============     ===============

Liabilities:
Deposits                                                                                        $1,451,016          $1,454,592
Notes payable and other borrowings:
   Secured notes due to Federal Home Loan Bank of Pittsburgh                                        94,005             171,666
   Securities sold under agreements to repurchase                                                   10,000              35,000
   Other borrowings                                                                                 25,810              17,830
Advances from borrowers for taxes and insurance                                                      4,293               7,851
Accrued interest payable, accrued expenses and other liabilities                                    22,888              22,118
                                                                                             --------------     ---------------
                      Total liabilities                                                          1,608,012           1,709,057
                                                                                             --------------     ---------------

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.10 par value; 5,000,000 shares
   authorized; none issued                                                                               -                   -
Common stock, $0.10 par value; 30,000,000 shares authorized;
    18,068,127 shares issued and 10,904,003 outstanding at September 30, 2001
    18,068,127 shares issued and 11,309,487 outstanding at December 31, 2000                         1,807               1,807
Additional paid-in capital                                                                         139,038             138,166
Retained earnings                                                                                  148,190             145,869
Unearned stock benefit plan compensation                                                            (5,237)             (6,596)
Accumulated other comprehensive income                                                               2,916               1,286
Treasury stock, at cost; 7,164,124 and 6,758,640 shares at September 30, 2001
    and December 31, 2000, respectively                                                           (127,881)           (120,079)
                                                                                             --------------     ---------------
                     Total shareholders' equity                                                    158,833             160,453
                                                                                             --------------     ---------------
                     Total liabilities and shareholders' equity                                 $1,766,845          $1,869,510
                                                                                             ==============     ===============




The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
               (in thousands, except share and per share amounts)



                                                                   For the Quarter                      For the Nine Months
                                                                 Ended September 30,                    Ended September 30,
                                                               2001               2000                2001               2000
                                                          ----------------   ----------------    ----------------   ----------------
                                                                        (Unaudited)                            (Unaudited)
Interest income:
  Interest on loans                                               $27,639            $29,149             $85,174            $84,871
  Interest and dividends on deposits
     and money market investments                                     672                506               1,696              1,477
  Interest on investment securities                                   149                262                 447              1,757
  Interest on mortgage-backed securities                            2,695              4,191               9,170             13,518
                                                          ----------------   ----------------    ----------------   ----------------

                  Total interest income                            31,155             34,108              96,487            101,623

Interest expense:
  Interest on deposits                                             10,222             12,206              33,860             36,781
  Interest on notes payable and other borrowings                    1,983              3,486               7,666              9,894
                                                          ----------------   ----------------    ----------------   ----------------

                  Total interest expense                           12,205             15,692              41,526             46,675
                                                          ----------------   ----------------    ----------------   ----------------

                  Net interest income                              18,950             18,416              54,961             54,948

Provision for loan losses                                           2,500              1,300               6,250              3,625
                                                          ----------------   ----------------    ----------------   ----------------

                  Net interest income after
                   provision for loan losses                       16,450             17,116              48,711             51,323

Noninterest income:
  Deposit fees and related income                                   3,424              3,040               9,891              8,700
  Servicing fees                                                       42                181                 438                601
  Net (loss) gain on sale of mortgage loans                           (19)             1,565               1,593              3,661
  Other                                                             1,165              1,231               3,323              3,410
                                                          ----------------   ----------------    ----------------   ----------------

                  Total noninterest income                          4,612              6,017              15,245             16,372
                                                          ----------------   ----------------    ----------------   ----------------

Noninterest expense:
  Compensation and employee benefits                                7,779              8,960              24,844             26,401
  Occupancy and office operations                                   2,478              2,747               7,320              8,158
  Amortization of intangible assets                                 1,184              1,239               3,553              3,689
  Other                                                             4,092              4,704              15,446             14,144
                                                          ----------------   ----------------    ----------------   ----------------

                  Total noninterest expense                        15,533             17,650              51,163             52,392
                                                          ----------------   ----------------    ----------------   ----------------

                  Income before income taxes                        5,529              5,483              12,793             15,303

Income tax provision                                                1,382              1,453               3,198              4,055
                                                          ----------------   ----------------    ----------------   ----------------

Net income                                                         $4,147             $4,030              $9,595            $11,248
                                                          ================   ================    ================   ================

Basic weighted average number of shares outstanding            10,344,813         10,739,425          10,469,343         10,782,377
                                                          ================   ================    ================   ================

Basic earnings per share                                            $0.40              $0.38               $0.92              $1.04
                                                          ================   ================    ================   ================

Diluted weighted average number of shares outstanding          10,741,217         11,009,790          10,829,034         11,041,710
                                                          ================   ================    ================   ================

Diluted earnings per share                                          $0.39              $0.37               $0.89              $1.02
                                                          ================   ================    ================   ================





The accompanying notes are an integral part of these statements.

                 Commonwealth Bancorp, Inc. and Subsidiaries
         Consolidated Statements of Changes in Shareholders' Equity
                               (in thousands)



                                                Common            Additional
                                                Shares    Common   Paid-In      Retained
                                             Outstanding  Stock    Capital      Earnings
------------------------------------------------------------------------------------------
Balance at December 31, 1999                   11,935     $1,807   $136,966    $135,780
  Comprehensive income:
    Net income                                                                   11,248
      Other-unrealized gain on marketable
       securities, net of $1,213 tax expense

    Total comprehensive income

  Dividends                                                                      (3,592)
  Release of ESOP shares                                                387
  Amortization of unearned compensation
  Stock issued pursuant to benefit plans           31                    49        (178)
  Purchase of treasury stock                     (470)
                                             ---------------------------------------------
Balance at September 30, 2000                  11,496     $1,807   $137,402    $143,258
                                             =============================================


Balance at December 31, 2000                   11,309     $1,807   $138,166    $145,869
  Comprehensive income:
    Net income                                                                    9,595
      Other-unrealized gain on marketable
       securities, net of $878 tax expense

    Total comprehensive income

  Dividends                                                                      (4,426)
  Release of ESOP shares                                                810
  Amortization of unearned compensation
  Stock issued pursuant to benefit plans          308                    62      (2,848)
  Purchase of treasury stock                     (713)
                                             ---------------------------------------------
Balance at September 30, 2001                  10,904     $1,807   $139,038    $148,190
                                             =============================================



                                                                Accumulated
                                                    Stock          Other
                                                Benefit Plan   Comprehensive  Treasury
                                                Compensation   Income (Loss)   Stock         Total
-----------------------------------------------------------------------------------------------------
Balance at December 31, 1999                      ($8,504)        ($3,171)    ($110,513)    $152,365
  Comprehensive income:
    Net income                                                                                11,248
      Other-unrealized gain on marketable
       securities, net of $1,213 tax expense                        2,253                      2,253
                                                                                           ----------
    Total comprehensive income                                                                13,501
                                                                                           ----------
  Dividends                                                                                   (3,592)
  Release of ESOP shares                              690                                      1,077
  Amortization of unearned compensation               741                                        741
  Stock issued pursuant to benefit plans                                            482          353
  Purchase of treasury stock                                                     (7,275)      (7,275)
                                             --------------------------------------------------------
Balance at September 30, 2000                     ($7,073)          ($918)    ($117,306)    $157,170
                                             ========================================================


Balance at December 31, 2000                      ($6,596)         $1,286     ($120,079)    $160,453
  Comprehensive income:
    Net income                                                                                 9,595
      Other-unrealized gain on marketable
       securities, net of $878 tax expense                          1,630                      1,630
                                                                                           ----------
    Total comprehensive income                                                                11,225
                                                                                           ----------
  Dividends                                                                                   (4,426)
  Release of ESOP shares                              690                                      1,500
  Amortization of unearned compensation               669                                        669
  Stock issued pursuant to benefit plans                                          5,353        2,567
  Purchase of treasury stock                                                    (13,155)     (13,155)
                                             --------------------------------------------------------
Balance at September 30, 2001                     ($5,237)         $2,916     ($127,881)    $158,833
                                             ========================================================




The accompanying notes are an integral part of these statements.

                 Commonwealth Bancorp, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                   --------------------------
                                                                                      2001           2000
                                                                                   ------------  ------------
Operating activities:
 Net income                                                                           $9,595       $11,248
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities-
   Proceeds from loans sold to others                                                200,131       227,213
   Loans originated for sale                                                         (85,012)     (157,603)
   Purchases of loans held for sale                                                  (70,620)      (77,805)
   Principal collection on mortgage loans held for sale                                  247           220
   Net gain on sale of mortgage loans                                                 (1,593)       (3,661)
   Decrease in net deferred loan fees                                                   (586)         (247)
   Provision for loan losses and foreclosed real estate                                6,250         3,567
   Gain on sale of securities                                                              -           (45)
   Depreciation and amortization                                                       2,014         2,456
   Net amortization of other assets and liabilities                                    5,872         4,521
   Interest reinvested on repurchase agreements                                         (847)       (3,440)
   Changes in assets and liabilities-
    Decrease (increase) in-
     Accrued interest receivable, net                                                  1,454           349
     Other assets                                                                     (6,823)       (1,700)
    (Decrease) increase in-
      Advances from borrowers for taxes and insurance                                 (3,558)       (3,076)
      Accrued interest payable, accrued expenses and other liabilities                 1,570         8,974
                                                                                   ------------  ------------
        Net cash provided by operating activities                                    $58,094       $10,971
                                                                                   ------------  ------------

                                                                    (continued)



The accompanying notes are an integral part of these statements.

                 Commonwealth Bancorp, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                        ------------------------------------
                                                                              2001               2000
                                                                        -----------------  -----------------
Investing activities:
   Purchases of investment securities                                              ($111)          $     -
   Proceeds from sale of investment securities                                        -              21,114
   Proceeds from maturities of investment securities                                  -              35,000
   Proceeds from sale of mortgage-backed securities                                   -              21,883
   Principal collected on mortgage-backed securities                              52,804             60,462
   Principal collected on loans                                                  259,557            206,661
   Loans originated                                                             (195,486)          (235,066)
   Loans purchased                                                                (8,823)           (25,633)
   Sales of real estate acquired through foreclosure                               1,219              1,309
   Sale of FHLB stock                                                              5,835                 -
   Purchases of premises and equipment                                              (818)            (2,253)
   Purchase of business                                                               -              (1,498)
                                                                        -----------------  -----------------
         Net cash provided by investing activities                               114,177             81,979
                                                                        -----------------  -----------------

Financing activities:
   Net decrease in deposits                                                       (3,576)           (71,095)
   Repayment of notes payable and other borrowings, net of proceeds              (93,834)           (15,406)
   Net purchase of common stock                                                  (10,588)            (6,922)
   Cash dividends paid                                                            (4,426)            (3,592)
                                                                        -----------------  -----------------
         Net cash used in financing activities                                  (112,424)           (97,015)
                                                                        -----------------  -----------------
         Net increase (decrease) in cash and cash equivalents                     59,847             (4,065)
Cash and cash equivalents at beginning of period                                  66,700             61,751
                                                                        -----------------  -----------------
Cash and cash equivalents at end of period                                      $126,547            $57,686
                                                                        =================  =================

Supplemental disclosures of cash flow information:

       Interest                                                                  $33,204            $38,896
                                                                        =================  =================
       Income taxes                                                               $3,000             $4,500
                                                                        =================  =================


The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial condition of Commonwealth Bancorp, Inc. ("Commonwealth" or the "Company") as of September 30, 2001, and the results of operations, changes in shareholders' equity, and cash flows for the periods presented.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

3.       Shareholders' Equity

         At September 30, 2001, shareholders' equity totaled $159 million, or 9.0% of assets, compared to $160 million, or 8.6%, at December 31, 2000.

         During the first nine months of 2001, the Company purchased 0.7 million shares of its common stock, representing purchases of $13 million. During the first nine months of 2000, the Company purchased 0.5 million shares of its common stock, representing purchases of $7 million. The repurchased shares were held as treasury stock at September 30, 2001, and are reserved for general corporate purposes.

         On September 11, 2001, the Board of Directors declared a $0.14 per share cash dividend for the quarter ended September 30, 2001, which was made payable to shareholders of record at the close of business on September 28, 2001. This dividend was paid on October 12, 2001.

                 Commonwealth Bancorp, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. There will be no impact on the consolidated financial statements as a result of the adoption of this Statement.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to assessing impairment on a fair-value-based test approach. SFAS No. 142 requires companies with a fiscal year end of December 31 to implement the change in accounting for goodwill beginning January 1, 2002. There will be no material impact on the consolidated financial statements as a result of the adoption of SFAS No. 142.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Company adopted SFAS No. 140 on March 31, 2001, as required. There was no impact on the consolidated financial statements as a result of the adoption of this Statement.

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133," on January 1, 2001. The adoption of these Statements did not have a material impact on the consolidated statements of income or comprehensive income.

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

                 Commonwealth Bancorp, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following tables set forth the Company's basic weighted average number of common shares outstanding and diluted weighted average number of common shares outstanding during the periods indicated:

                                                                          For the Quarter Ended September 30,
                                                                       ----------------------------------------

                                                                            2001                      2000
                                                                       -------------              --------------
Basic weighted average number of common shares outstanding               10,344,813                 10,739,425

Effect of dilutive securities:
    Stock options                                                           342,882                    225,715
    Recognition Plan stock                                                   53,522                     44,650
                                                                       -------------              --------------

Diluted weighted average number of common shares outstanding             10,741,217                 11,009,790
                                                                       =============              ==============

         Basic EPS was $0.40 per common share for the quarter ended September 30, 2001, compared to $0.38 per common share for the quarter ended September 30, 2000. Diluted EPS was $0.39 per common share for the quarter ended September 30, 2001, compared to $0.37 per common share for the quarter ended September 30, 2000.


                                                                       For the Nine Months Ended September 30,
                                                                       ----------------------------------------
                                                                            2001                      2000
                                                                       -------------              -------------
Basic weighted average number of common shares outstanding               10,469,343                 10,782,377

Effect of dilutive securities:
    Stock options                                                           321,303                    232,006
    Recognition Plan stock                                                   38,388                     27,327
                                                                       -------------              -------------

Diluted weighted average number of common shares outstanding             10,829,034                 11,041,710
                                                                       =============              =============

         Basic EPS was $0.92 per common share for the nine months ended September 30, 2001, compared to $1.04 per common share for the nine months ended September 30, 2000. Diluted EPS was $0.89 per common share for the nine months ended September 30, 2001, compared to $1.02 per common share for the nine months ended September 30, 2000.

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

         On February 9, 2001, Commonwealth announced the restructuring of its residential mortgage banking division, ComNet Mortgage Services ("ComNet"), which resulted in a $2.3 million pre-tax charge for related expenses. As part of this restructuring, ComNet's Pennsylvania and Maryland loan production offices were sold to American Home Mortgage Holdings, Inc. on March 30, 2001. As an additional part of this restructuring, Commonwealth outsourced the servicing function relating to its portfolio of residential mortgage loans during the second quarter of 2001. Commonwealth will continue to provide mortgage loans and services to its customers through agreements with American Home Mortgage Holdings, Inc. and a third party servicer. As a result of this restructuring, Commonwealth no longer organizes its mortgage banking operations into a separate business segment. As such, no mortgage banking segment information is available subsequent to June 30, 2001. The Company's segment results for the three and nine month periods ended September 30, 2001 and 2000 follow:

                                                                       For the Quarter Ended September 30,
                                             --------------------------------------------------------------------------------
                                                                  2001                                      2000
                                             -----------------------------------------   ------------------------------------
                                               Community        Mortgage                   Community      Mortgage
                                                Banking          Banking       Total        Banking       Banking      Total
                                             -----------------------------------------   ------------------------------------
                                                                                (in thousands)
Net interest income after
 provision for loan losses                       $16,450         $  -        $16,450        $16,581          535      $17,116

Noninterest income:
 Servicing fees                                       42            -             42           (491)         672          181
 Net (loss) gain on sale of mortgage loans           (19)           -            (19)           (82)       1,647        1,565
 Other                                             4,589            -          4,589          3,973          298        4,271
                                             -----------        -------   -----------   ------------    ---------  -----------
  Total noninterest income                         4,612            -          4,612          3,400        2,617        6,017
                                             -----------        -------   -----------   ------------    ---------  -----------

Noninterest expense:
 Compensation and employee benefits                7,779            -          7,779          7,080        1,880        8,960
 Other                                             7,754            -          7,754          7,423        1,267        8,690
                                             -----------        -------   -----------   ------------    ---------  -----------
  Total noninterest expense                       15,533            -         15,533         14,503        3,147       17,650
                                             -----------        -------   -----------   ------------    ---------  -----------

Income before income taxes                         5,529            -          5,529          5,478            5        5,483

Income tax provision                               1,382            -          1,382          1,451            2        1,453
                                             -----------        -------   -----------   ------------    ---------  -----------

Net income                                      $  4,147         $  -       $  4,147       $  4,027        $   3     $  4,030
                                             ===========        =======   ===========   ============    =========  ===========

Assets (period end)                           $1,766,845         $  -     $1,766,845     $1,802,351     $ 41,807   $1,844,158
Liabilities (period end)                      $1,608,012         $  -     $1,608,012     $1,648,488     $ 38,500   $1,686,988
Shareholders' equity (period end)             $  158,833         $  -     $  158,833     $  153,863     $  3,307   $  157,170


                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  For the Nine Months Ended September 30,
                                                ---------------------------------------------------------------------------
                                                               2001                                      2000
                                                ---------------------------------      ------------------------------------
                                                Community    Mortgage                    Community     Mortgage
                                                 Banking     Banking       Total          Banking      Banking      Total
                                                ---------------------------------      ------------------------------------
                                                                              (in thousands)
Net interest income after
 provision for loan losses                      $48,514     $   197       $48,711        $49,720       $1,603      $51,323

Noninterest income:
 Servicing fees                                    (265)        703           438         (1,709)       2,310          601
 Net (loss) gain on sale of mortgage loans         (185)      1,778         1,593           (317)       3,978        3,661
 Other                                           13,214         -          13,214         11,509          601       12,110
                                            -----------   ----------  -----------     ----------     --------   ----------
  Total noninterest income                       12,764       2,481        15,245          9,483        6,889       16,372
                                            -----------   ----------  -----------     ----------     --------   ----------

Noninterest expense:
 Compensation and employee benefits              23,240       1,604        24,844         20,775        5,626       26,401
 Other                                           22,817       3,502        26,319         22,463        3,528       25,991
                                            -----------   ----------  -----------     ----------     --------   ----------
  Total noninterest expense                      46,057       5,106        51,163         43,238        9,154       52,392
                                            -----------   ----------  -----------     ----------     --------   ----------

Income (loss) before income taxes                15,221      (2,428)       12,793         15,965         (662)      15,303

Income tax provision                              4,048        (850)        3,198          4,286         (231)       4,055
                                            -----------   ----------  -----------     ----------     --------   ----------

Net income (loss)                               $11,173     $(1,578)      $ 9,595        $11,679        $(431)     $11,248
                                            ===========   ==========  ===========     ==========     ========   ==========

Assets (period end)                          $1,766,845     $   -      $1,766,845     $1,802,351     $ 41,807   $1,844,158
Liabilities (period end)                     $1,608,012     $   -      $1,608,012     $1,648,488     $ 38,500   $1,686,988
Shareholders' equity (period end)            $  158,833     $   -      $  158,833     $  153,863     $  3,307   $  157,170

                 Commonwealth Bancorp, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Community Banking results for the first nine months of 2001 reflected a $0.7 million pre-tax charge relating to the retirement of Commonwealth's Chief Executive Officer, and a $0.5 million pre-tax charge relating to a disputed interest rate on a loan originated in the 1970's. Exclusive of these items, net income from Community Banking would have been $12.3 million for the first nine months of 2001.

         Mortgage Banking results for the first nine months of 2001 reflected a $2.3 million pre-tax charge associated with the sale of Commonwealth's mortgage loan production offices and the outsourcing of its mortgage servicing function. Exclusive of this item, the net loss from Mortgage Banking would have been $0.1 million for the first nine months of 2001.

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

      GENERAL. The Company is a Pennsylvania corporation which is the holding company for Commonwealth Bank. During January 2001, the Bank converted to a Pennsylvania chartered savings bank, primarily regulated by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation ("FDIC") from a federally chartered savings bank. The Bank conducts business from its executive offices in Norristown, Pennsylvania and 60 full-service branches located in southeast Pennsylvania.

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

FINANCIAL CONDITION

      GENERAL. Total assets were $1.8 billion at September 30, 2001, compared to $1.9 billion at December 31, 2000. During the first nine months of 2001, decreases in the Company's loans receivable, mortgage-backed securities, mortgage loans held for sale, and FHLB stock were offset, in part, by an increase in cash and due from banks and interest-bearing deposits ("Cash and cash equivalents"). Total liabilities were $1.6 billion at September 30, 2001, compared to $1.7 billion at December 31, 2000. The decrease was primarily related to a decrease in notes payable and other borrowings during the first nine months of 2001. Shareholders' equity was $159 million as of September 30, 2001, compared to $160 million at December 31, 2000.

      CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased by $60 million, or 90%, from $67 million at December 31, 2000, to $127 million at September 30, 2001, primarily as a result of the prepayment of the Company's mortgage related assets.

      MORTGAGE LOANS HELD FOR SALE. Mortgage loans held for sale decreased by $42 million, or 98%, from $43 million at December 31, 2000, to $1 million at September 30, 2001. The decrease was attributable to the March 30, 2001 sale of Commonwealth's mortgage loan production offices.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-CONTINUED

        INVESTMENT SECURITIES. Investment securities were $14 million at both September 30, 2001 and December 31, 2000, as follows:



                                                                        September 30, 2001
                                            ----------------------------------------------------------------------------
                                                    Amortized            Unrealized           Unrealized        Market
                                                       Cost                 Gains               Losses           Value
                                            ----------------------------------------------------------------------------

                                                                                           (in thousands)
        Available for sale:
           Equity Investments                          $13,312                 $473                 $25         $13,760
                                            ----------------------------------------------------------------------------
                            Total                      $13,312                 $473                 $25         $13,760
                                            ============================================================================




                                                                         December 31, 2000
                                            ----------------------------------------------------------------------------
                                                    Amortized              Unrealized           Unrealized      Market
                                                       Cost                   Gains               Losses        Value
                                            ----------------------------------------------------------------------------

                                                                                           (in thousands)
        Available for sale:
           Equity Investments                          $13,350                 $801                $100         $14,051
                                            ----------------------------------------------------------------------------
                            Total                      $13,350                 $801                $100         $14,051
                                            ============================================================================

           All investment securities are classified as available for sale and are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-CONTINUED

      MORTGAGE-BACKED SECURITIES. Mortgage-backed securities decreased by $50 million, or 25%, from $203 million at December 31, 2000, to $153 million at September 30, 2001. The decrease in mortgage-backed securities during the first nine months of 2001 was primarily related to repayments and prepayments.

      At September 30, 2001 and December 31, 2000, $101 million, or 66%, and $132 million, or 65%, respectively, of the Company's mortgage-backed securities were insured or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Federal National Mortgage Association ("FNMA"). As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the GNMA, FHLMC, or the FNMA. Mortgage-backed securities at September 30, 2001 and December 31, 2000 were as follows:




                                                                         September 30, 2001
                                             ----------------------------------------------------------------------------


                                                     Amortized             Unrealized          Unrealized       Market
                                                        Cost                  Gains              Losses          Value
                                             ----------------------------------------------------------------------------
                                                                                           (in thousands)
          Available for sale:
              GNMA                                     $ 25,873               $1,171              $  -          $ 27,044
              FHLMC                                      21,100                  962                 -            22,062
              FNMA                                       50,649                1,382               189            51,842
              Private                                    51,025                  731                44            51,712
                                             ----------------------------------------------------------------------------
                            Total                      $148,647               $4,246              $233          $152,660
                                             ============================================================================


                                                                          December 31, 2000
                                             ----------------------------------------------------------------------------


                                                     Amortized             Unrealized           Unrealized       Market
                                                        Cost                  Gains               Losses          Value
                                             ----------------------------------------------------------------------------
                                                                                           (in thousands)
          Available for sale:
              GNMA                                     $ 33,293               $  642               $  -         $ 33,935
              FHLMC                                      30,374                  639                  9           31,004
              FNMA                                       66,493                  518                258           66,753
              Private                                    71,288                   64                344           71,008
                                             ----------------------------------------------------------------------------
                            Total                      $201,448               $1,863               $611         $202,700
                                             ============================================================================

      All mortgage-backed securities are classified as available for sale and are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-CONTINUED

               LOANS RECEIVABLE. Loans receivable, net of reserves, deferred loan fees, and unamortized premiums and unaccreted discounts, were $1.4 billion at both September 30, 2001 and December 31, 2000. The decrease in residential mortgage loans was offset, in part, by growth in consumer and commercial loans. The following table depicts the composition of the Company's loan portfolio at the dates indicated.

                                                                 September 30,                       December 31,
                                                                      2001                               2000
                                                             ----------------------             -----------------------
                                                                              % of                                % of
                                                             Amount           Total             Amount            Total
                                                             ------           -----             ------            -----
                                                                              (dollars in thousands)

        Mortgage loans - residential:
          Fixed rate                                       $  458,321        33.38%              $  495,384       34.68%
          Adjustable rate                                     211,203        15.38                  304,498       21.32
                                                           ----------        -----               ----------      ------
            Total mortgage loans                              669,524        48.76                  799,882       56.00

        Consumer loans:
          Second mortgages                                    275,850        20.09                  257,971       18.06
          Equity lines of credit                               31,380         2.28                   26,667        1.87
          Recreational vehicles                                41,219         3.00                   51,194        3.58
          Other                                                42,373         3.09                   48,619        3.40
                                                           ----------       -------              ----------      ------
            Total consumer loans                              390,822        28.46                  384,451       26.91

        Commercial loans:
          Business loans                                      192,860        14.04                  157,643       11.04
          Commercial real estate                              113,015         8.23                   78,435        5.49
          Small Business Administration                         7,024         0.51                    8,087        0.56
                                                           ----------       -------              ----------      ------
            Total commercial loans                            312,899        22.78                  244,165       17.09
                                                           ----------       -------              ----------      ------

        Total loans receivable                              1,373,245       100.00%               1,428,498      100.00%
                                                           ----------       =======              ----------      =======
        Less:
          Net premium on loans purchased                      (1,380)                               (1,849)
          Allowance for loan losses                            13,588                                11,078
          Deferred loan fees                                    2,573                                 3,159
                                                           ----------                            ----------
        Loans receivable, net                              $1,358,464                            $1,416,110
                                                           ==========                            ==========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-CONTINUED

      Residential mortgage loans totaled $670 million at September 30, 2001, a decrease of $130 million, or 16%, compared to $800 million at December 31, 2000. At September 30, 2001, residential mortgage loans represented 49% of the Company's loan portfolio, compared to 56% at December 31, 2000.

      Consumer loans increased by $6 million, or 2%, from $384 million at December 31, 2000, to $391 million at September 30, 2001. At September 30, 2001, consumer loans represented 28% of the Company's loan portfolio and were comprised of $276 million of second mortgage loans, $31 million of equity lines of credit, $41 million of recreational vehicle loans, and $42 million of other consumer loans. At December 31, 2000, consumer loans represented 27% of total loans and were comprised of $258 million of second mortgage loans, $27 million of equity lines of credit, $51 million of recreational vehicle loans, and $49 million of other consumer loans. Consumer loans are generally considered to involve greater risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain consumer loans are unsecured or involve collateral which is more likely to decline in value than single-family residences.

      Commercial loans increased by $69 million, or 28%, from $244 million at December 31, 2000, to $313 million at September 30, 2001. At September 30, 2001, commercial loans represented 23% of the Company's loan portfolio and were comprised of $193 million of business loans, $113 million of commercial real estate loans, and $7 million of loans guaranteed by the Small Business Administration ("SBA"). At December 31, 2000, commercial loans represented 17% of total loans and were comprised of $158 million of business loans, $78 million of commercial real estate loans, and $8 million of SBA loans. Commercial loans are generally considered to involve greater risk than residential mortgage loans because the risk of borrower default is greater. In addition, collateral relating to commercial loans may be more likely to decline in value and may be more difficult to liquidate than single-family residences.

      The increases in the consumer and commercial loan portfolios and the decrease in the mortgage loan portfolio during the first nine months of 2001 were in line with the Company's ongoing strategy to shift its business mix from that of a traditional thrift institution to that of a community bank.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-CONTINUED

      NONPERFORMING ASSETS. The Company's nonperforming assets, which primarily consist of nonaccrual loans, an equity investment in a mortgage servicing partnership, and real estate and other assets acquired through foreclosure totaled $11.1 million at September 30, 2001, compared to $10.7 million at December 31, 2000. At September 30, 2001, nonperforming assets represented 0.63% of total assets, compared to 0.57% of total assets at December 31, 2000. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.

                                                      September 30, 2001    December 31, 2000
                                                      ------------------    -----------------

                                                                (dollars in thousands)

      Mortgage loans - residential                        $ 4,050                $4,193
      Consumer loans                                        2,899                 2,782
      Commercial loans                                        462                 1,020
                                                          -------               -------
        Total nonperforming loans                           7,411                 7,995
      Investment securities                                 1,500                 1,700
      Real estate owned and
        Other acquired assets, net                          2,181                 1,003
                                                          -------               -------
        Total nonperforming assets                        $11,092               $10,698
                                                          =======               =======
      Nonperforming loans to total loans held
        for investment                                      0.54%                 0.56%
                                                            ====                  ====
       Total nonperforming assets to total
        assets                                              0.63%                 0.57%
                                                            ====                  ====


      ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $13.6 million at September 30, 2001, compared to $11.1 million at December 31, 2000.

      It is management's policy to maintain an allowance for estimated loan losses based upon the probable losses inherent in the loan portfolio which have occurred as of the date of the financial statements. In determining the allowance for loan losses, Commonwealth assesses prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectability of the loan portfolio. At September 30, 2001, the Company's allowance for loan losses represented 0.99% of total loans held for investment, compared to 0.78% of total loans held for investment at December 31, 2000.

      The increase in the allowance for loan losses reflects Commonwealth's on-going strategy to increase consumer and commercial lending, while de-emphasizing mortgage lending. Consumer and commercial loans generally involve greater credit risk than mortgage loans. At September 30, 2001, consumer and commercial loans represented 51% of total loans, compared to 44% at December 31, 2000. Management will continue to evaluate its loan portfolio and record additional loan loss reserves as deemed necessary.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-CONTINUED

      The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.



                                                   For the Nine Months Ended September 30,
                                                   ---------------------------------------
                                                         2001                     2000
                                                         -----                    -----
                                                           (dollars in thousands)
Allowance at beginning of period                       $11,078                  $10,478
Provision for loan losses                                6,250                    3,625
Charge-offs:
  Mortgage loans                                          (22)                     (99)
  Consumer loans                                       (3,875)                  (3,104)
  Commercial loans                                       (126)                   ( 194)
                                                       -------                  -------
    Total charge-offs                                  (4,023)                  (3,397)
Recoveries:
  Mortgage loans                                             2                        1
  Consumer loans                                           146                      125
  Commercial loans                                         135                       53
                                                       -------                  -------
    Total recoveries                                       283                      179
                                                       -------                  -------
Allowance at end of period                             $13,588                  $10,885
                                                       =======                  =======

Allowance for loan losses to
  total nonperforming loans
  at end of period                                     183.34%                  135.38%
                                                       ======                   ======
Allowance for loan losses to
  total loans held
  for investment at end of period                        0.99%                    0.76%
                                                         ====                     ====


               FHLB STOCK. FHLB stock deceased by $6 million, or 32%, from $18 million at December 31, 2000, to $13 million at September 30, 2001. This decrease was a result of the required sale of FHLB Stock which was primarily attributable to the decrease in the Company's mortgage related assets.

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


                                    September 30, 2001           December 31, 2000
                                    -------------------          ------------------

                                                       (in thousands)
           Goodwill (Berks)           $13,050                       $14,319
           Goodwill (Philadelphia)      7,314                         8,116
           Goodwill (Tyler)             1,144                         2,028
                                     --------                       -------
                Total Goodwill         21,508                        24,463
           CDI (Berks)                  3,324                         4,475
           CDI (Philadelphia)           1,265                         1,512
                                     --------                       -------
                 Total                $26,097                       $30,450
                                     ========                       =======

               In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to assessing impairment on a fair-value-based test approach. SFAS No. 142 requires companies with a fiscal year end of December 31 to implement the change in accounting for goodwill beginning January 1, 2002. There will be no material impact on the consolidated financial statements as a result of the adoption of SFAS No. 142.

               DEPOSITS. With respect to deposits, the Company's strategy is to emphasize growth in relatively low-cost core deposits (demand, money market, and savings deposits) through its retail and commercial banking activities, while deemphasizing growth of relatively high-cost certificates of deposit. Deposits decreased by $4 million to $1.5 billion at September 30, 2001, primarily due to a decrease in certificates of deposit offset, in part, by an increase in money market, demand, and savings deposits.

               NOTES PAYABLE AND OTHER BORROWINGS. Notes payable and other borrowings consist of advances from the Federal Home Loan Bank ("FHLB"), securities sold under agreements to repurchase, and commercial repurchase agreements. Notes payable and other borrowings decreased by $95 million, or 42%, to $130 million at September 30, 2001, from $224 million at December 31, 2000. The decrease was due to the $78 million, or 45%, decrease in FHLB advances and the $25 million, or 71% decrease in repurchase agreements. These decreases were offset, in part, by an $8 million, or 45%, increase in commercial repurchase agreements. The Company's borrowings are used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business.

               SHAREHOLDERS' EQUITY. At September 30, 2001, shareholders' equity equaled $159 million, or 9.0% of assets, compared to $160 million, or 8.6% at December 31, 2000. The Bank's core and risk-based capital ratios were 7.2% and 11.2%, respectively, at September 30, 2001, compared to 7.0% and 11.3%, respectively, at December 31, 2000. As of September 30, 2001, the Bank was in full compliance with all regulatory capital requirements and maintained capital ratios which were generally in line with internal targeted levels.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-CONTINUED

         REGULATORY CAPITAL REQUIREMENTS.

The following table sets forth the Bank's compliance with applicable regulatory capital requirements at September 30, 2001:

                                                                                      To Be Well
                                                                   Minimum            Capitalized
                                                                   For Capital        For Prompt
                                                                   Adequacy           Corrective Action
                                          Actual                   Purposes           Provisions
                                  ------------------------------------------------------------------------
                                   Ratio           Amount          Ratio              Ratio
                                  ------------------------------------------------------------------------
(dollars in thousands)
Shareholders' equity,
   and ratio to the
   Bank's total assets              8.7%        $   154,434
                                  ------

Intangible assets                                   (26,097)

Unrealized gain on
   available for sale
   securities, net of tax                            (2,879)
                                                ------------

Tangible capital, and
   ratio to the Bank's adjusted
   average total assets             7.2%        $   125,458          1.5%
                                  ------        ===========       -------

Core capital, and
   ratio to the Bank's adjusted
   average total assets             7.2%        $   125,458          4.0%                 5.0%
                                  ------        ===========       -------                -----

Core capital, and
   ratio to the Bank's
   risk-weighted assets            10.1%        $   125,458                               6.0%
                                  ------        -----------                              -----
Allowance for loan losses                            13,588
                                                -----------

Other supplementary capital                             186
                                                -----------

Total risk-based capital,
   and ratio to the Bank's
   risk-weighted assets            11.2%        $   139,232          8.0%                10.0%
                                  ------        ===========       -------                -----


Bank total assets                               $ 1,766,818
                                                ===========

Bank adjusted average total assets              $ 1,743,325
                                                ===========

Bank risk-weighted assets                       $ 1,246,073
                                                ===========

                 Commonwealth Bancorp, Inc. and Subsidiaries
                            Average Balance Sheets

                                                                     Quarter Ended September 30,
                                           -------------------------------------  ----------------------------------------
                                                           2001                                      2000
                                           -------------------------------------  ----------------------------------------
                                                                         Average                                   Average
(dollars in thousands)                         Average                    Yield/      Average                       Yield/
                                               Balance      Interest      Cost        Balance       Interest        Cost
                                               -------      --------      ----        -------       --------        ----
Loans receivable:
  Mortgage loans                              $694,117      $12,674       7.24%      $867,018        $15,908        7.30%
  Consumer loans                               386,991        8,853       9.08%       361,219          8,393        9.24%
  Commercial loans (1)                         300,002        6,253       8.27%       217,800          4,976        9.09%
                                           ------------     ---------    --------  ------------     ----------     --------
    Total loans receivable                   1,381,110       27,780       7.98%     1,446,037         29,277        8.05%
                                           ------------    ---------    --------  ------------     ----------     --------
Mortgage-backed securities                     164,676        2,695       6.49%       240,354          4,191        6.94%
Investment securities                           13,497          205       6.03%        19,038            320        6.69%
Other earning assets                            53,334          672       5.00%        18,444            506       10.91%
                                           ------------    ---------    --------  ------------     ----------     --------
Total interest-earning assets (1)            1,612,617       31,352       7.71%     1,723,873         34,294        7.91%
                                                           ---------    --------                   ----------     --------
Noninterest-earning assets                     158,813                                147,079
                                           ------------                           ------------
  Total assets                              $1,771,430                             $1,870,952
                                           ============                           ============

 Deposits:
   Demand deposits                            $781,484        3,615       1.84%      $730,607          4,339        2.36%
   Savings deposits                            219,459          924       1.67%       221,308          1,229        2.21%
   Certificates of deposit                     452,744        5,683       4.98%       504,436          6,638        5.24%
                                           ------------    ---------    --------  ------------     ----------     --------
     Total deposits                          1,453,687       10,222       2.79%     1,456,351         12,206        3.33%
                                           ------------    ---------    --------  ------------     ----------     --------
 Notes payable and other borrowings:
   FHLB Advances                               100,206        1,628       6.45%       143,884          2,300        6.36%
   Repurchase agreements                        10,000          177       7.02%        64,457            991        6.12%
   Other borrowings                             22,199          178       3.18%        16,444            195        4.72%
                                           ------------    ---------    --------  ------------     ----------     --------
     Total borrowings                          132,405        1,983       5.94%       224,785          3,486        6.17%
                                           ------------    ---------    --------  ------------     ----------     --------
Total interest-bearing liabilities           1,586,092      $12,205       3.05%     1,681,136        $15,692        3.71%
                                                           ---------    --------                   ----------     --------
Noninterest-bearing liabilities                 25,452                                 35,988
                                           ------------                           ------------
  Total liabilities                          1,611,544                              1,717,124
Shareholders' equity                           159,886                                153,828
                                           ------------                           ------------
  Total liabilities and equity              $1,771,430                             $1,870,952
                                           ============                           ============

Yield on interest earning assets                                          7.71%                                     7.91%

Cost of supporting funds                                                  3.00%                                     3.62%

Net interest margin:
    Taxable equivalent basis (1)                            $19,147       4.71%                      $18,602        4.29%
    Without taxable equivalent adjustments                  $18,950       4.66%                      $18,416        4.25%

                                                                       Nine Months Ended September 30 ,
                                              -------------------------------------   --------------------------------------------
                                                              2001                                        2000
                                              -------------------------------------   --------------------------------------------
                                                                            Average                                       Average
(dollars in thousands)                            Average                    Yield/       Average                          Yield/
                                                  Balance       Interest     Cost         Balance        Interest          Cost
                                                  -------       --------     ----         -------        --------       ----------
Loans receivable:
  Mortgage loans                                 $760,452       $42,140      7.41%       $872,893        $47,853          7.32%
  Consumer loans                                  386,441        26,495      9.17%        344,306         23,540          9.13%
  Commercial loans (1)                            274,663        16,937      8.24%        204,897         13,724          8.95%
                                              ------------    ----------   --------   ------------     ----------       ----------
    Total loans receivable                      1,421,556        85,572      8.05%      1,422,096         85,117          7.99%
                                              ------------    ----------   --------   ------------     ----------       ----------
Mortgage-backed securities                        182,344         9,170      6.72%        260,254         13,518          6.94%
Investment securities                              13,869           615      5.93%         41,804          1,950          6.23%
Other earning assets                               36,463         1,696      6.22%         18,859          1,477         10.46%
                                              ------------    ----------   --------   ------------     ----------       ----------
Total interest-earning assets (1)               1,654,232        97,053      7.84%      1,743,013        102,062          7.82%
                                                              ----------   --------                    ----------       ----------
Noninterest-earning assets                        158,750                                 147,115
                                              ------------                            ------------
  Total assets                                 $1,812,982                              $1,890,128
                                              ============                            ============

 Deposits:
   Demand deposits                               $768,207        12,067      2.10%       $735,383         13,038          2.37%
   Savings deposits                               218,713         3,313      2.03%        222,878          3,692          2.21%
   Certificates of deposit                        474,294        18,480      5.21%        526,518         20,051          5.09%
                                              ------------    ----------   --------   ------------     ----------       ----------
     Total deposits                             1,461,214        33,860      3.10%      1,484,779         36,781          3.31%
                                              ------------    ----------   --------   ------------     ----------       ----------
 Notes payable and other borrowings:
   FHLB Advances                                  127,947         6,064      6.34%        130,221          5,946          6.10%
   Repurchase agreements                           21,044         1,054      6.70%         76,606          3,452          6.02%
   Other borrowings                                18,946           548      3.87%         13,502            496          4.91%
                                              ------------    ----------   --------   ------------     ----------       ----------
     Total borrowings                             167,937         7,666      6.10%        220,329          9,894          6.00%
                                              ------------    ----------   --------   ------------     ----------       ----------
Total interest-bearing liabilities              1,629,151       $41,526      3.41%      1,705,108        $46,675          3.66%
                                                              ----------   --------                    ----------       ----------
Noninterest-bearing liabilities                    23,716                                  33,210
                                              ------------                            ------------
  Total liabilities                             1,652,867                               1,738,318
Shareholders' equity                              160,115                                 151,810
                                              ------------                            ------------
  Total liabilities and equity                 $1,812,982                              $1,890,128
                                              ============                            ============

Yield on interest earning assets                                             7.84%                                        7.82%

Cost of supporting funds                                                     3.35%                                        3.58%

Net interest margin:
    Taxable equivalent basis (1)                                $55,527      4.49%                       $55,387          4.24%
    Without taxable equivalent adjustments                      $54,961      4.44%                       $54,948          4.21%

Note: Interest and yields were calculated on a taxable equivalent basis, using a 35% tax rate and the actual number of days in the periods. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average interest yields/rates.

    (1) Exclusive of the $0.5 million pre-tax charge in the first quarter of 2001 relating to a disputed interest rate on a loan originated in the 1970's, the taxable equivalent yield for the nine months ended September 30, 2001 on commercial loans, total interest-earning assets, and taxable equivalent net interest margin, would have been 8.48%, 7.88% and 4.53%, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-CONTINUED

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

         GENERAL. Net income was $4.1 million, or $0.39 per common share on a diluted basis, for the third quarter of 2001, compared to net income of $4.0 million, or $0.37 per common share on a diluted basis, for the third quarter of 2000.

         For the nine months ended September 30, 2001, net income was $9.6 million, or $0.89 per common share on a diluted basis, compared to net income of $11.2 million, or $1.02 per common share on a diluted basis, for the nine months ended September 30, 2000.

The results for the first nine months of 2001 were affected by:

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

Exclusive of these three items, net income for the first nine months of 2001 would have been $12.2 million, or $1.13 per share on a diluted basis.

         NET INTEREST INCOME. Net interest income was $19.0 million in the third quarter of 2001, compared to $18.4 million in the third quarter of 2000. The increase for the third quarter ended September 30, 2001 was primarily attributable to a higher net interest margin, which was partially offset by a decrease in average interest earning assets.

         For the nine months ended September 30, 2001, net interest income was $55.0 million, versus $54.9 million for the comparable period in 2000. The net interest margin for the nine months ended September 30, 2001 was affected by a $0.5 million charge relating to a disputed interest rate on a loan originated in the 1970's.

         Average interest-earning assets totaled $1.6 billion and $1.7 billion for the third quarter and nine months ended September 30, 2001, respectively. This compared to $1.7 billion for both the third quarter and nine months ended September 30, 2000. The decreases in average interest-earning assets were due primarily to decreases in the Company's mortgage loan, mortgage-backed securities and investment securities portfolios offset, in part, by increases in commercial and consumer loans and other earning assets.

         The net interest margin on a fully taxable equivalent basis was 4.71% in the third quarter of 2001, compared to 4.29% in the third quarter of 2000. The increase was primarily attributable to a 0.66% decrease in the cost of interest-bearing liabilities, which was partially offset by a 0.20% decrease in the yield on interest-earning assets. The decrease in the cost of interest-bearing liabilities was primarily related to a reduction in the average cost of deposits and a favorable change in funding mix, involving an increase in lower costing demand deposits, and a decrease in higher costing certificates and wholesale borrowings. The decrease in the yield on interest-earning assets was primarily related to a reduction in market interest rates.

         For the nine months ended September 30, 2001, the net interest margin on a fully taxable equivalent basis was 4.49%, versus 4.24% in the comparable 2000 period. The increase was primarily attributable to a 0.25% decrease in the cost of interest-bearing liabilities. The decrease in the cost of interest-bearing liabilities was primarily related to a favorable change in funding mix, involving an increase in lower costing demand deposits, and a decrease in higher costing certificates and wholesale borrowings and a reduction in the average cost of deposits. The net interest margin for the first nine months of 2001 was impacted by the $0.5 million charge relating to a disputed interest rate on a loan originated in the 1970's. Exclusive of this item, the net interest margin on a fully taxable equivalent basis would have been 4.53% for the nine months ended September 30, 2001.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-CONTINUED

      PROVISION FOR LOAN LOSSES. Provision for loan losses totaled $2.5 million and $6.3 million in the third quarter and nine months ended September 30, 2001, respectively. The provision for loan losses totaled $1.3 million and $3.6 million in the third quarter and nine months ended September 30, 2000, respectively. At September 30, 2001, the allowance for loan losses totaled $13.6 million, or 0.99% of loans, compared to $11.1 million, or 0.78% of loans, at December 31, 2000. The increase in the allowance for loan losses reflects Commonwealth's on-going strategy to increase consumer and commercial lending, while de-emphasizing mortgage lending. Consumer and commercial loans generally involve greater credit risk than mortgage loans. At September 30, 2001, consumer and commercial loans represented 51% of total loans, compared to 44% at December 31, 2000.

      NONINTEREST INCOME. Noninterest income totaled $4.6 million in the third quarter of 2001, compared to $6.0 million in the third quarter of 2000. The decrease reflected a $1.6 million decrease in the net gain on sale of mortgage loans, which was primarily attributable to Commonwealth's restructuring of its residential mortgage banking division. The decrease was partially offset by a $0.4 million increase in deposit fees and related income relating to an increase in transaction accounts.

      Noninterest income was $15.2 million for the first nine months of 2001, compared to $16.4 million for the same 2000 period. The decrease was primarily attributable to a $2.1 million decrease in the net gain on sale of mortgage loans, which was primarily attributable to Commonwealth's restructuring of its residential mortgage banking division. The decrease was partially offset by a $1.2 million increase in deposit fees and related income relating to an increase in transaction accounts.

      NONINTEREST EXPENSE. Noninterest expense was $15.5 million in the third quarter of 2001, compared to $17.7 million in the third quarter of 2000. The decrease was primarily attributable to a reduction in mortgage banking expenses. Recurring noninterest expense excluding amortization of intangible assets totaled 60.4% of recurring noninterest income and net interest income on a fully taxable equivalent basis in the third quarter of 2001. This compared to 66.8% in the third quarter of 2000.

      Noninterest expense was $51.2 million for the nine months ended September 30, 2001, compared to $52.4 million for the same period in 2000. The results for the first nine months of 2001 were affected by the $2.3 million charge associated with the sale of the mortgage loan production offices and the outsourcing of the mortgage servicing function, and the $0.7 million charge relating to the retirement of Commonwealth's Chief Executive Officer. Exclusive of these items, noninterest expense would have been $48.2 million for the first nine months of 2001, a decrease of 8% compared to the first nine months of 2000. The decrease was primarily due to a reduction in mortgage banking expenses. Recurring noninterest expense excluding amortization of intangible assets totaled 62.6% of recurring noninterest income and net interest income on a fully taxable equivalent basis for the nine months ended September 30, 2001. This compared to 67.9% for the same period in 2000.

      PROVISION FOR INCOME TAXES. Provision for income taxes was $1.4 million, or 25% of income before income taxes in the third quarter of 2001, compared to $1.5 million, or 26.5%, in the third quarter of 2000. For the first nine months of 2001, provision for income taxes was $3.2 million, or 25% of income before income taxes, compared to $4.1 million, or 26.5%, in the first nine months of 2000. The decrease in the effective tax rate in the third quarter and first nine months of 2001, relative to the comparable periods in 2000, was primarily attributable to lower pre-tax income for the nine months ended September 30, 2001, which resulted in a higher relative percentage of tax-exempt income to total income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Commonwealth uses simulation models to analyze the estimated effects on net interest income under multiple interest rate scenarios, including increases and decreases in interest rates amounting to 100, 200, and 300 basis points. Each scenario is modeled for a change in net interest income over a two year period. Similar simulation models are prepared to analyze the Company's net asset value, which is the present value of the cash flows generated by the Company's assets minus the present value of the cash flows generated by the Company's liabilities, plus or minus the net cash flows produced by off-balance sheet contracts. At September 30, 2001, the Company's income simulation model indicates net interest income would increase by 2.44% over a two year period if interest rates increased by 200 basis points. The model projects that net interest income would decrease by 10.11% over a two year period if rates decreased by 200 basis points. The anticipated changes in the level of net interest income and net asset value over the various scenarios were within limits established by the Asset/Liability Committee.

         Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. Net asset value is significantly impacted by the estimated effect of prepayments on the value of loans and mortgage-backed securities. Further, this analysis is based on the Company's assets, liabilities, and off-balance-sheet instruments at September 30, 2001 and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

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

Item 6.  Exhibits and Reports on Form 8-K

         a)  Not applicable.

         b) On July 18, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the second quarter of 2001. On July 26, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, that its Chief Executive Officer and its Chief Financial Officer would present at the Keefe, Bruyette & Woods, Inc, Community Bank Investor Conference on July 25, 2001. On September 13, 2001, the Company filed a Current Report on Form 8-K to report under
         Item 5, its declared cash dividend for the third quarter of 2001.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMMONWEALTH BANCORP, INC.



DATE: November 7, 2001         /s/ Patrick J. Ward
                              ---------------------------------------------
                              Patrick J. Ward
                              President and Chief Executive Officer
                              (Principal Executive Officer)


DATE: November 7, 2001         /s/ Charles M. Johnston
                              ---------------------------------------------
                              Charles M. Johnston
                              Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)