Form 10-K405
period 2001-12-31
COMMONWEALTH BANCORP INC
filed 2002-03-15
CIK 1005126

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

     | |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File No.: 0-27942

                           COMMONWEALTH BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                        23-2828883
---------------------------------                       ----------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number)

   COMMONWEALTH BANK PLAZA
   2 WEST LAFAYETTE STREET
   NORRISTOWN, PENNSYLVANIA                                     19401
---------------------------------                       ----------------------
          (Address)                                           (Zip Code)

       Registrant's telephone number, including area code: (610) 313-1600

           Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

As of March 7, 2002, the aggregate value of the 9,463,644 shares of Common Stock of the Registrant outstanding on such date, which excludes 670,448 shares held by all directors and officers of the Registrant as a group, was approximately $223 million. This figure is based on the closing sales price of $23.56 per share of the Registrant's Common Stock on March 7, 2002 as reported by the Nasdaq Stock Market.

Number of shares of Common Stock outstanding as of March 7, 2002: 10,134,092

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days of December 31, 2001 are incorporated into Part III, Items 10 through 13 of this Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

      Commonwealth Bancorp, Inc. ("Commonwealth" or the "Company"), a Pennsylvania corporation, is the holding company for Commonwealth Bank (the "Bank"). During January 2001, the Bank converted from a federally chartered savings bank to a Pennsylvania chartered savings bank, primarily regulated by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business from its executive offices in Norristown, Pennsylvania and 59 full-service branches located in Southeast Pennsylvania.

      On February 9, 2001, Commonwealth announced the restructuring of its residential mortgage banking division, ComNet Mortgage Services ("ComNet"). As part of this restructuring, ComNet's Pennsylvania and Maryland loan production offices were sold to American Home Mortgage Holdings, Inc. on March 30, 2001. As an additional part of this restructuring, Commonwealth outsourced the servicing function relating to its portfolio of residential mortgage loans during the second quarter of 2001. Commonwealth continues to provide residential mortgage loans and services to its customers through agreements with American Home Mortgage Holdings, Inc. and a third party servicer.

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

      The Bank is subject to examination and comprehensive regulation by the Pennsylvania Department of Banking and the FDIC. The Pennsylvania Department of Banking is the Bank's primary state authority and the FDIC is the Bank's primary federal regulator. Also, the FDIC, as administrator of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), insures the Bank's deposits up to applicable limits. The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), and is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh, which is one of the 12 regional banks comprising the FHLB System.

MARKET AREA

      At December 31, 2001, the Bank had 59 full-service branch offices located throughout Berks, Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties, Pennsylvania. Of the 59 full-service branch offices, 20 were located in supermarkets. The Bank's branch locations are concentrated in the Reading area of Berks County; central and southern Montgomery County; and the Northeast Philadelphia community within Philadelphia County. The Company's strategy is based on the expansion and strengthening of its banking franchise in Southeast Pennsylvania. In this regard, the Company's focus has been directed toward building a full-service institution, emphasizing localized decision-making and superior customer service. As part of this strategy, Commonwealth has developed a wide variety of products and services which meet the needs of its retail and commercial customer base. The Company generally has sought to achieve long-term financial strength by increasing the amount and stability of its net interest income and noninterest income, while limiting growth in operating expense. In pursuit of these goals, Commonwealth has adopted a number of complementary business strategies, including expansion of the retail branch network through internal growth and acquisition; increased focus on consumer lending and commercial banking; maintenance of sound asset quality and strong capital levels; and prudent management of interest rate risk.

LENDING ACTIVITIES

      GENERAL. At December 31, 2001, loans held for investment totaled $1.3 billion, which represented 73% of total assets. The Company's loan portfolio consists of loans secured by first liens on single-family residences, as well as consumer loans and commercial loans. Consumer loans include loans secured by second liens on single-family residences, loans secured by recreational vehicles and other secured and unsecured loans. Commercial loans include business loans, commercial real estate loans and loans which are guaranteed by the Small Business Administration ("SBA").

      LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loans held for investment at the dates indicated.

                                                                               December 31,
                                        ----------------------------------------------------------------------------------------
                                                 2001                          2000                              1999
                                        ---------------------        ----------------------           --------------------------
                                           Amount     Percent           Amount      Percent             Amount           Percent
                                        -----------   -------        -----------    -------          ------------        -------
                                                                       (dollars in thousands)
Residential mortgage loans:
   Fixed rate                           $   417,402     31.68%       $   495,384      34.68%         $   528,383          38.49%
   Adjustable rate                          176,572     13.40            304,498      21.32              332,367          24.21
                                        -----------    ------        -----------     ------          -----------         ------
     Total residential mortgage loans       593,974     45.08            799,882      56.00              860,750          62.70

Consumer loans:
  Second mortgages                          269,672     20.46            257,971      18.06              184,844          13.47
  Equity lines of credit                     36,672      2.78             26,667       1.87               30,496           2.22
  Recreational vehicles                      38,879      2.95             51,194       3.58               60,998           4.44
  Other                                      39,805      3.02             48,619       3.40               45,448           3.31
                                        -----------    ------        -----------     ------          -----------         ------
    Total consumer loans                    385,028     29.21            384,451      26.91              321,786          23.44

Commercial loans:
  Business loans                            211,523     16.05            157,643      11.04              113,178           8.24
  Commercial real estate                    120,877      9.17             78,435       5.49               66,158           4.82
  Small Business Administration               6,445      0.49              8,087       0.56               10,971           0.80
                                        -----------    ------        -----------     ------          -----------         ------
    Total commercial loans                  338,845     25.71            244,165      17.09              190,307          13.86
                                        -----------    ------        -----------     ------          -----------         ------
    Total loans receivable                1,317,847    100.00%         1,428,498     100.00%           1,372,843         100.00%
                                        -----------    ======        -----------     ======          -----------         ======

Less:
  Allowance for loan losses                  14,227                       11,078                          10,478
  Deferred loan fees                          2,469                        3,159                           3,378
  Net premium on loans purchased             (1,317)                      (1,849)                         (2,443)
                                        -----------                  -----------                     -----------
Loans receivable, net                   $ 1,302,468                  $ 1,416,110                     $ 1,361,430
                                        ===========                  ===========                     ===========


                                                             December 31,
                                        ---------------------------------------------------
                                                 1998                          1997
                                        -----------------------      ----------------------
                                           Amount       Percent         Amount      Percent
                                        -----------     -------      -----------    -------
                                                         (dollars in thousands)
Residential mortgage loans:
   Fixed rate                           $   566,096       41.98%     $   344,898      27.17%
   Adjustable rate                          403,521       29.92          613,644      48.34
                                        -----------      ------      -----------     ------
     Total residential mortgage loans       969,617       71.90          958,542      75.51

Consumer loans:
  Second mortgages                          126,360        9.37           98,934       7.79
  Equity lines of credit                     34,845        2.58           41,592       3.28
  Recreational vehicles                      39,920        2.96           22,182       1.75
  Other                                      38,781        2.88           32,085       2.53
                                        -----------      ------      -----------     ------
    Total consumer loans                    239,906       17.79          194,793      15.35

Commercial loans:
  Business loans                             79,490        5.90           37,207       2.93
  Commercial real estate                     45,021        3.34           58,757       4.63
  Small Business Administration              14,491        1.07           20,016       1.58
                                        -----------      ------      -----------     ------
    Total commercial loans                  139,002       10.31          115,980       9.14
                                        -----------      ------      -----------     ------
    Total loans receivable                1,348,525      100.00%       1,269,315     100.00%
                                        -----------      ======      -----------     ======

Less:
  Allowance for loan losses                   9,589                        9,024
  Deferred loan fees                          3,639                        3,009
  Net premium on loans purchased             (2,880)                      (3,559)
                                        -----------                  -----------
Loans receivable, net                   $ 1,338,177                  $ 1,260,841
                                        ===========                  ===========

      CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth the scheduled contractual amortization of the Company's loans held for investment at December 31, 2001, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less.

                                                                   Principal Repayments Contractually Due
                                                                       in Year(s) Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                         Total at
                                       December 31,                                                                         2007
                                           2001              2002        2003        2004        2005        2006        and Beyond
                                       ------------        --------     -------     -------     -------     -------      ----------
                                                                                 (in thousands)
Residential mortgage loans              $  593,974         $ 20,275     $18,292     $18,357     $19,092     $19,833       $498,125
Consumer                                   385,028           49,986      31,698      30,477      27,966      25,601        219,300
Business loans                             211,523           21,309      22,892      24,594      26,422      28,388         87,918
Commercial real estate                     120,877           13,720      14,644      16,864      10,327      17,578         47,744
SBA                                          6,445              632         619         605         637         626          3,326
                                        ----------         --------     -------     -------     -------     -------       --------
  Total (1)                             $1,317,847         $105,922     $88,145     $90,897     $84,444     $92,026       $856,413
                                        ==========         ========     =======     =======     =======     =======       ========

----------

(1) Of the $1.2 billion of loan principal repayments contractually due after December 31, 2002, $748 million have fixed rates of interest and $464 million have adjustable rates of interest.

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


                                                   Year Ended December 31,
                                          -----------------------------------------
                                              2001           2000           1999
                                          -----------    -----------    -----------
                                                        (in thousands)
Gross loans held for investment at
  beginning of period                     $ 1,428,498    $ 1,372,843    $ 1,348,525
Originations of loans held for
  investment:
    Residential mortgage                       30,232         59,073         74,970
    Consumer                                  133,352        156,372        159,330
    Commercial                                122,446         84,564         78,114
                                          -----------    -----------    -----------
      Total originations                      286,030        300,009        312,414
Purchases of loans held for investment:
    Residential mortgage                          258         15,287         24,999
    Consumer (1)                               10,174         16,827         34,096
    Commercial                                     --             --             --
                                          -----------    -----------    -----------
      Total purchases                          10,432         32,114         59,095
      Total originations and purchases        296,462        332,123        371,509
Repayments                                   (407,113)      (276,468)      (347,191)
                                          -----------    -----------    -----------
Net activity in loans held for
  investment                                 (110,651)        55,655         24,318
                                          -----------    -----------    -----------
Gross loans held for investment at end
  of period                               $ 1,317,847    $ 1,428,498    $ 1,372,843
                                          ===========    ===========    ===========

----------

(1) Represents purchases of home equity loans during 2001 and 2000 and recreational vehicle loans during 2000 and 1999.

      RESIDENTIAL LOAN ORIGINATIONS AND SALES. During the first quarter of 2001, Commonwealth announced the restructuring of its residential mortgage banking division, ComNet Mortgage Services. As part of this restructuring, ComNet's Pennsylvania and Maryland loan production offices were sold to American Home Mortgage Holdings, Inc. on March 30, 2001. As an additional part of this restructuring, Commonwealth outsourced the servicing function relating to its portfolio of residential mortgage loans during the second quarter of 2001. Commonwealth continues to provide residential mortgage loans and services to its customers through agreements with American Home Mortgage Holdings, Inc. and a third party servicer. The ComNet restructuring resulted in a $2.3 million pre-tax charge for severance and other related expenses, of which $0.2 million was included in accrued expenses at December 31, 2001.

      Prior to the restructuring of its residential mortgage banking business during the first quarter of 2001, a primary lending activity of the Company had been the origination and sale, without recourse, of conventional and insured/guaranteed real estate loans secured by first liens on 1-4 family residences.

      Retail loans were originated by Commonwealth's sales force of commissioned or salaried loan originators through referrals from the Company, real estate brokers, builders of new homes and others, as well as through direct contact with borrowers. In connection with the origination of each loan, Commonwealth prepared mortgage documentation, conducted credit checks, had the subject property appraised by independent appraisers, and closed the loan.

      The retail loan production office originating a loan was responsible for taking the loan application and coordinating information flow between the applicant and Commonwealth's processing center in Norristown, Pennsylvania. Retail loan applications were approved by Commonwealth's underwriting department for compliance with underwriting criteria. Upon approval, Commonwealth issued a formal commitment letter to the prospective borrower specifying the amount of the loan, the prevailing interest rate or means for determining the same, the fees to be paid to Commonwealth, and the date on which the commitment expired.

      Wholesale loans were purchased from correspondents/brokers or funded by Commonwealth on behalf of correspondents and brokers. The correspondent or broker was responsible for the processing of the loan application. When a wholesale loan entered the underwriting stage, for the majority of correspondents and brokers, the underwriting was performed by Commonwealth similar to retail loan originations above. In certain instances, Commonwealth delegated the underwriting function to correspondents and brokers. Such delegated underwriting met Commonwealth's criteria of underwriting standards. Once the underwriting approval was complete, the purchase or funding was initiated.

      Commonwealth originated conventional loans and, to a lesser extent, Federal Housing Administration ("FHA") insured and Veterans Administration ("VA") guaranteed loans. The vast majority of conventional loans were originated under terms and documentation which conformed to the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") guidelines and, as such, were eligible for sale in the secondary market.

      Mortgage loans originated and purchased totaled $171 million and $415 million during 2001 and 2000, respectively, which included $71 million and $141 million, respectively, of loans originated through the wholesale correspondent lending network. The decrease in mortgage originations in 2001, relative to 2000, was related to the restructuring of the Company's mortgage banking business in 2001.

      Commonwealth sold substantially all of the fixed-rate loans it originated which conformed to FHLMC/FNMA requirements to investors in the secondary market on a servicing released basis. The Company retained the majority of the adjustable rate loans, as well as certain loans which did not conform to FHLMC and FNMA requirements, and loans to employees of the Company.

      The Company's mortgage loans sold to others generally were sold in groups through mortgage-backed securities issued by the FHLMC or the FNMA, or on a loan-by-loan basis to these agencies or other investors. In the case of the loans sold through mortgage-backed securities, the loans were grouped in pools of $1.0 million or more and certain documents were delivered to the FHLMC or the FNMA, which issued a mortgage-backed security representing an undivided interest in the loan pool. For issuing the security, the FHLMC or the FNMA received an annual guarantor fee of approximately 0.11% to 0.27% of the declining principal amount of the loan pool. Commonwealth, through investment bankers, arranged to sell mortgage-backed securities to investors.

      A period of 30 to 90 days generally lapsed between Commonwealth's commitment to make a mortgage loan and the ultimate sale of the loan to an investor. During this period, Commonwealth employed various hedging techniques, such as mandatory forward commitments and put and call options, to protect the value of its mortgage production. Mortgage loans generally will decrease in value during periods of increasing interest rates and increase in value during periods of decreasing interest rates. The cost of the various hedging techniques employed by the Company was deducted from the net gain or loss on the sale of mortgage loans. Fluctuations in prevailing interest rates may have resulted in a gain or loss to Commonwealth as a result of adjustments to the carrying value of loans held for sale, or on the sale of loans to the extent that Commonwealth had not obtained prior commitments by investors to purchase such loans or otherwise hedged the value of the loans against changes in interest rates. The amount of unhedged loans could have increased as a result of increases in interest rates, which could have resulted in greater than anticipated closings of loans in process.

      The principal means by which Commonwealth hedged its mortgage production was through the use of mandatory forward commitments and put and call options on U.S. Treasury bond futures, which are legal agreements between two parties to purchase and sell a specific quantity of a financial instrument, at a specified price, with delivery and settlement at a specified future date. As a result of the restructuring of its mortgage banking business in 2001, the Company was not a party to mandatory forward commitments or put and call options on U.S. Treasury bond futures at December 31, 2001.

      The following table sets forth certain information relating to the volume and type of loans originated and sold by Commonwealth during the periods indicated.


                                                                                Year Ended December 31,
                                                 -----------------------------------------------------------------------------------
                                                          2001                           2000                          1999
                                                 ----------------------         ----------------------         ---------------------
                                                                 Number                         Number                       Number
                                                Principal         of            Principal        of           Principal        of
                                                 Amount          Loans           Amount         Loans           Amount        Loans
                                                ---------        ------         ---------       ------         ---------      ------
                                                                                (dollars in thousands)
Originations for the Company: (1)
  Conventional                                   $ 16,544          161           $ 66,798         378           $ 96,568         549
  FHA/VA                                               --           --                 --          --                 --          --
                                                 --------        -----           --------       -----           --------       -----
    Total Company                                  16,544          161             66,798         378             96,568         549
                                                 --------        -----           --------       -----           --------       -----
Originations for others: (1)
  Conventional                                    131,027          823            287,122       2,068            448,616       3,513
  FHA/VA                                           23,762          208             61,335         540             75,531         676
                                                 --------        -----           --------       -----           --------       -----
    Total other                                   154,789        1,031            348,457       2,608            524,147       4,189
                                                 --------        -----           --------       -----           --------       -----
Total Company and others                         $171,333        1,192           $415,255       2,986           $620,715       4,738
                                                 ========        =====           ========       =====           ========       =====

Retained by the Company: (1)(2)
  Conventional                                   $ 16,544          161           $ 66,798         378           $ 96,568         549
  FHA/VA                                               --           --                 --          --                 --          --
                                                 --------        -----           --------       -----           --------       -----
    Total Company                                  16,544          161             66,798         378             96,568         549
                                                 --------        -----           --------       -----           --------       -----
Sales to others: (1)(3)
  Conventional                                    171,633          809            273,276       2,089            544,881       3,342
  FHA/VA                                           25,285          222             57,081         519             88,588         847
                                                 --------        -----           --------       -----           --------       -----
    Total other                                   196,918        1,031            330,357       2,608            633,469       4,189
                                                 --------        -----           --------       -----           --------       -----
Total Company and others                         $213,462        1,192           $397,155       2,986           $730,037       4,738
                                                 ========        =====           ========       =====           ========       =====
Other adjustments to
  loans held for sale (4)                        $    118                        $    902                       $ 12,685
                                                 ========                        ========                       ========
(Decrease)/increase in
  mortgage loans held for sale                   $(42,011)                       $ 19,002                       $(96,637)
                                                 ========                        ========                       ========

----------

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

      CONSUMER LENDING ACTIVITIES. The Company originates consumer loans directly through its network of 59 full-service branches. In addition, certain home equity loans are purchased on an indirect basis from third parties. At December 31, 2001, $385 million, or 29%, of the Company's total loan portfolio was comprised of consumer loans.

      A significant portion of the Company's consumer loan portfolio is comprised of second mortgage loans, which are generally secured by the underlying equity in a borrower's home or second residence. These loans are for a fixed amount, have fixed interest rates, terms of one to 15 years, and loan-to-value ratios of 100% or less. At December 31, 2001, second mortgage loans totaled $270 million, or 20%, of the Company's total loan portfolio.

      The Company's consumer loan portfolio is also comprised of recreational vehicle loans. These loans were purchased from a third party, are for a fixed amount, have fixed interest rates, terms of three to 20 years, and generally have loan-to-value ratios of 100% or less. At December 31, 2001, recreational vehicle loans totaled $39 million, or 3%, of the Company's total loan portfolio. As a result of the unsatisfactory performance of this portion of the portfolio, the Company discontinued purchases of recreational vehicle loans in 2000.

      At December 31, 2001, home equity lines of credit amounted to $37 million, or 3%, of the Company's total loan portfolio. Home equity lines of credit are a form of revolving credit and are generally secured by the underlying equity in the borrower's home or second residence. These loans have floating interest rates, and loan-to-value ratios of 100% or less. The Company had $114 million of total commitments pursuant to such equity lines of credit outstanding at year-end 2001.

      The remaining $40 million of the Company's consumer loan portfolio at December 31, 2001 was comprised primarily of personal loans and lines of credit, loans secured by new and used automobiles, and credit card loans. Such credit card loans may be secured by the borrower's principal residence or unsecured, and are serviced for the Company by a third-party servicer.

      Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans, and are generally considered to have greater risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain consumer loans are unsecured or involve collateral which is more likely to decline in value than single-family residences. Management believes that the greater income potential and positive effects on interest rate risk offset this increased credit risk. The Company intends to continue to expand its consumer loan portfolio.

      COMMERCIAL LENDING ACTIVITIES. Commonwealth's target market is comprised of small and lower middle market businesses in Southeast Pennsylvania. The typical commercial customer has annual revenues of up to $50 million, with credit requirements of $10 million or less. Although the Bank has the legal lending capacity to extend credit in larger amounts, most of Commonwealth's approximately 700 business credit relationships are under $1.0 million, reflecting the Company's prudent risk management and the relatively modest credit needs, in absolute terms, of small business borrowers. Applications for commercial loans are obtained primarily through loan officer solicitation, branch referrals, and direct inquiry. As of December 31, 2001, commercial loans totaled $339 million, or 26%, of the Company's total loan portfolio. At December 31, 2001, commercial loans were comprised of $212 million of business loans, $121 million of commercial real estate loans, and $6 million of loans guaranteed by the SBA.

      Commercial business loans originated by the Company generally have terms of one to five years and interest rates which are fixed or float in accordance with the Company's prime lending rate. Commercial real estate loans originated by the Company generally have terms of five to 15 years, with fixed interest rates. Commercial loans are generally secured and backed by the personal guarantees of the principals of the borrower. Commercial loans are generally considered to have greater risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain commercial loans are unsecured or involve collateral which may be more likely to decline in value and may be more difficult to liquidate than single-family residences. Management believes that the greater income potential and positive effects on interest rate risk offset this increased credit risk. Also, income opportunities are enhanced through the generation of commercial loan origination fees and business deposit account fee income. The Company intends to continue to expand its commercial lending program.

      LOAN ORIGINATION FEES. In addition to interest earned on loans, the Company receives loan origination fees which are paid by the borrower in connection with the origination of the loan.

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, which addresses the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Company's loan origination fees and certain related direct loan origination costs have been offset, and the resulting net amount has been deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 2001, the Company had $2.5 million of loan fees related to loans receivable which had been deferred and are being recognized as income over the estimated maturities of the related loans using the level-yield method.

LOAN SERVICING ACTIVITIES

      During 1999, Commonwealth Bank exited substantially all of the third party mortgage servicing business, and sold its $1.0 billion FHLMC and FNMA mortgage servicing portfolio to National City Mortgage.

      During the first quarter of 2001, Commonwealth announced the restructuring of its residential mortgage banking division, ComNet Mortgage Services. As part of this restructuring, ComNet's Pennsylvania and Maryland loan production offices were sold to American Home Mortgage Holdings, Inc. on March 30, 2001. As an additional part of this restructuring, Commonwealth outsourced the servicing function relating to its portfolio of residential mortgage loans during the second quarter of 2001. Commonwealth continues to provide residential mortgage loans and services to its customers through agreements with American Home Mortgage Holdings, Inc. and a third party servicer. The ComNet restructuring resulted in a $2.3 million pre-tax charge for severance and other related expenses, of which $0.2 million was included in accrued expenses at December 31, 2001.

      Prior to the restructuring of its residential mortgage banking business in 2001, Commonwealth serviced residential real estate loans for others, primarily related to mortgage production which was awaiting transfer to the ultimate servicer, as well as loans which were held by Commonwealth for investment and sale. Servicing included collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, supervising foreclosures in the event of unremedied defaults, and generally administering the loans.

      When Commonwealth received the gross loan payment from the individual mortgagees of serviced loans, it remitted to the owner of the loan a predetermined net amount based on the yield on that loan. The difference between the coupon on the underlying loan and the predetermined net amount paid to the owner of the loan was the gross servicing fee. Commonwealth retained a net servicing fee, plus any late charges, on mortgage production awaiting sale to the ultimate servicer. Commonwealth retained a monthly sub-servicing fee on mortgage production which had been sold to the ultimate servicer but was awaiting final transfer.

      At December 31, 2001, Commonwealth was not servicing any residential mortgage loans. At December 31, 2000 and 1999, Commonwealth was servicing $0.1 billion and $0.2 billion of loans for others, respectively, as well as $0.8 billion and $0.9 billion of loans held by Commonwealth for investment or sale, respectively. The servicing of $0.1 billion of loans for others at December 31, 2000 was primarily mortgage production awaiting transfer to the ultimate servicer. The Company's loan servicing fees totaled $0.5 million in 2001, $0.8 million in 2000, and $3.3 million in 1999.

      During the year ended December 31, 2001, Commonwealth sold $197 million of loans originated on a servicing released basis and no loans on a servicing retained basis. During the years ended December 31, 2000 and 1999, Commonwealth sold $150 million and $214 million of loans originated on a servicing released basis, respectively, and $180 million and $419 million on a servicing retained basis, respectively.

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


                                                                  December 31,
                                          -----------------------------------------------------------
                                           2001         2000         1999         1998         1997
                                          -------      -------      -------      -------      -------
                                                             (dollars in thousands)
30 to 59 days                             $13,881      $12,866      $ 8,867      $ 9,788      $13,083
60 to 89 days                               4,035        2,611        3,163        2,418        2,503
90 days and over                            8,471        7,995        7,779       10,012        8,938
                                          -------      -------      -------      -------      -------
  Total                                   $26,387      $23,472      $19,809      $22,218      $24,524
                                          =======      =======      =======      =======      =======
Total delinquent loans to total loans
  held for investment                        2.00%        1.64%        1.45%        1.65%        1.93%
                                             ====         ====         ====         ====         ====

      NONPERFORMING ASSETS. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.


                                                                                              December 31,
                                                                 ------------------------------------------------------------------
                                                                   2001          2000            1999           1998          1997
                                                                 -------        -------        -------        -------        ------
                                                                                        (dollars in thousands)
Residential mortgage loans                                       $ 3,553        $ 4,193        $ 4,044        $ 5,119        $5,269
Consumer loans                                                     3,588          2,782          2,355          1,598         1,324
Commercial loans (1)                                               1,330          1,020          1,380          3,295         2,345
                                                                 -------        -------        -------        -------        ------
  Total nonperforming loans (1)                                    8,471          7,995          7,779         10,012         8,938
Real estate owned and other acquired assets, net                   2,379          1,003            923          1,049           626
Investment securities (2)                                          1,000          1,700          1,700             --            --
                                                                 -------        -------        -------        -------        ------
  Total nonperforming assets (1)                                 $11,850        $10,698        $10,402        $11,061        $9,564
                                                                 =======        =======        =======        =======        ======
Nonperforming loans to total loans held for
  investment (1)                                                    0.64%          0.56%          0.57%          0.74%         0.70%
                                                                    ====           ====           ====           ====          ====
Total nonperforming assets to total assets (1)                      0.66%          0.57%          0.54%          0.49%         0.42%
                                                                    ====           ====           ====           ====          ====

----------

(1) Does not include nonperforming commercial loans which are fully guaranteed as to principal and interest by the SBA, which amounted to $1.1 million at December 31, 1997. There were no nonperforming SBA loans at December 31, 2001, 2000, 1999, and 1998.

(2)   Represents an equity investment in a mortgage servicing partnership.

      At December 31, 2001, the Company's $3.6 million of nonperforming single-family residential loans consisted of 63 loans having an average balance of $56,393.

      Interest of $0.6 million was not recognized as interest income due to the nonaccrual status of loans during 2001 and 2000. The actual amount of interest recorded as income on such loans amounted to $0.2 million, $0.3 million, and $0.3 million for the years ended December 31, 2001, 2000, and 1999, respectively.

      At December 31, 2001, the Company's real estate owned and other assets acquired totaled $2.4 million, primarily consisting of 14 single-family residential properties acquired through foreclosure or by deed-in-lieu of foreclosure and 31 recreational vehicle loans. At December 31, 2000, real estate owned and other assets acquired totaled $1.0 million, primarily consisting of 12 single-family residential properties acquired through foreclosure or by deed-in-lieu of foreclosure and 29 recreational vehicle loans. At year-end 1999, real estate owned and other assets acquired totaled $0.9 million, primarily consisting of 15 single-family residential properties acquired through foreclosure or by deed-in-lieu of foreclosure and 11 recreational vehicle loans.

      During 2001, the Company sold 29 single-family residential properties which were held as real estate owned resulting in a nominal net loss and acquired an additional 31 single-family residential properties through foreclosure or deed-in-lieu of foreclosure. During 2000, the Company sold 23 single-family residential properties which were held as real estate owned resulting in a nominal net loss and acquired an additional 20 single-family residential properties through foreclosure or deed-in-lieu of foreclosure. During 1999, the Company sold 28 single-family residential properties which were held as real estate owned resulting in a nominal net gain and acquired an additional 23 single-family residential properties through foreclosure or deed-in-lieu of foreclosure.

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

      A fourth category, designated "special mention," reflects those assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss, but which represent potential future problem assets. At December 31, 2001, the Company had $4.2 million of assets classified as special mention.

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

      The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                       Year Ended December 31,
                                      ----------------------------------------------------------
                                        2001         2000         1999        1998         1997
                                      --------     --------     --------     -------     -------
                                                         (dollars in thousands)
Allowance at beginning of year        $ 11,078     $ 10,478     $  9,589     $ 9,024     $ 9,971
                                      --------     --------     --------     -------     -------
Provision                                8,750        5,250        4,000       3,500       1,600

Charge-offs:
  Residential mortgage                     (71)        (135)        (344)       (566)       (453)
  Consumer                              (5,038)      (4,456)      (2,138)     (1,857)     (1,383)
  Commercial                              (826)        (298)      (1,190)       (706)       (963)
                                      --------     --------     --------     -------     -------
    Total charge-offs                   (5,935)      (4,889)      (3,672)     (3,129)     (2,799)
Recoveries:
  Residential mortgage                       2           14           27          32         147
  Consumer                                 181          170          237          78          74
  Commercial                               151           55          297          84          31
                                      --------     --------     --------     -------     -------
    Total recoveries                       334          239          561         194         252
                                      --------     --------     --------     -------     -------
Allowance at end of year              $ 14,227     $ 11,078     $ 10,478     $ 9,589     $ 9,024
                                      ========     ========     ========     =======     =======

Allowance for loan losses to total
   loans held for investment at end
   of year                                1.08%        0.78%        0.76%       0.71%       0.71%
                                          ====         ====         ====        ====        ====

      The increase in the allowance for loan losses reflects Commonwealth's on-going strategy to increase consumer and commercial lending, while de-emphasizing residential mortgage lending. Consumer and commercial loans generally involve greater credit risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain commercial and consumer loans are unsecured or involve collateral which may be more likely to decline in value and/or may be more difficult to liquidate than single-family residences. At December 31, 2001, consumer and commercial loans represented 55% of total loans, compared to 44% at December 31, 2000. Management will continue to evaluate its loan portfolio and record additional allowance for loan losses in the future as necessary.

      The following table presents the Company's allowance for loan losses allocated by categories of loans held for investment at the dates indicated.


                                                                                December 31,
                                           --------------------------------------------------------------------------------------
                                                      2001                          2000                          1999
                                           --------------------------     ------------------------      -------------------------
                                                           Percent of                   Percent of                     Percent of
                                                            Loans by                     Loans by                       Loans by
                                                            Category                     Category                       Category
                                           Amount             (1)         Amount            (1)         Amount            (1)
                                           ------          ----------     ------        ----------      ------         ----------
                                                                           (dollars in thousands)
Breakdown of allowance:
  Residential mortgage loans               $ 1,412            0.24%      $ 1,662           0.21%       $ 2,442            0.28%
  Consumer loans                             7,666            1.99         6,323           1.64          4,966            1.54
  Commercial loans                           5,149            1.52         3,093           1.27          3,070            1.61
                                           -------                       -------                       -------
  Total allowance for loan
    losses                                 $14,227            1.08%      $11,078           0.78%       $10,478            0.76%
                                           =======                       =======                       =======


                                                                 December 31,
                                           -------------------------------------------------------
                                                      1998                          1997
                                           --------------------------     ------------------------
                                                         Percent of                   Percent of
                                                          Loans by                     Loans by
                                                          Category                     Category
                                           Amount           (1)         Amount            (1)
                                           ------        ----------     ------        ----------
                                                         (dollars in thousands)
Breakdown of allowance:
  Residential mortgage loans              $ 2,207           0.23%      $ 2,536           0.26%
  Consumer loans                            3,412           1.42         2,916           1.50
  Commercial loans                          3,970           2.86         3,572           3.72
                                          -------                      -------
  Total allowance for loan
    losses                                $ 9,589           0.71%      $ 9,024           0.71%
                                          =======                      =======

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

      In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company segregated its mortgage-backed and investment securities into two categories, those held to maturity and those available for sale. During the third quarter of 2000, Commonwealth reclassified certain mortgage-backed securities from the held to maturity category to the available for sale category. This reclassification resulted in the entire portfolio being classified as available for sale and a $0.2 million increase in shareholders' equity. The categorization of Commonwealth's entire portfolio as available for sale was consistent with the Company's strategy to reduce the relative proportion of residential mortgage-related assets on its balance sheet.

      Mortgage-backed securities classified as held to maturity are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security pursuant to the level-yield method. Mortgage-backed securities classified as available for sale are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity. The net unrealized gain on available for sale mortgage-backed securities was $2.5 million at year-end 2001, compared to a net unrealized gain of $1.3 million at year-end 2000.

      At December 31, 2001, the Company's entire mortgage-backed securities portfolio totaling $171 million was categorized as available-for-sale. At December 31, 2001, $136 million, or 79%, of the Company's mortgage-backed securities were insured or guaranteed by the FHLMC, the FNMA, or the GNMA. As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the FHLMC, the FNMA, or the GNMA. At December 31, 2001, $35 million, or 21%, of the Company's mortgage-backed securities were private mortgage-backed securities. At December 31, 2001, $144 million, or 84%, of the Company's mortgage-backed securities portfolio had fixed rates of interest, and $27 million, or 16%, had adjustable rates of interest.

      Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees related to the securities, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company.

      At December 31, 2001 and 2000, mortgage-backed securities with both an amortized cost and market value of $10 million and $37 million, respectively, collateralized certain securities sold under agreements to repurchase. At December 31, 2001 and 2000, mortgage-backed securities with an amortized cost of $38 million and $25 million, respectively, (market value of $39 million and $25 million, respectively), collateralized commercial repurchase agreements. Mortgage-backed securities with an amortized cost at December 31, 2001 and 2000, of $61 million and $41 million, respectively, (market value of $62 million and $41 million, respectively), were pledged as collateral for depositors.

      The following table sets forth the activity in the Company's mortgage-backed securities portfolio during the periods indicated.


                                                         Year Ended December 31,
                                                  -----------------------------------
                                                     2001         2000         1999
                                                  ---------    ---------    ---------
                                                             (in thousands)
Mortgage-backed securities at beginning of year   $ 202,700    $ 290,954    $ 524,141
Purchases                                            48,426           --           --
Sales or call                                            --      (21,883)      (5,170)
Repayments                                          (81,486)     (72,823)    (219,534)
Unrealized gain (loss) on available-for-sale
  mortgage-backed securities                          1,220        6,452       (8,483)
                                                  ---------    ---------    ---------
Mortgage-backed securities at end of year (1)     $ 170,860    $ 202,700    $ 290,954
                                                  =========    =========    =========

----------

(1) At December 31, 2001, the amortized cost and market value of the Company's total mortgage-backed securities amounted to $168 million and $171 million, respectively.

      At December 31, 2001, the contractual maturity of substantially all of the Company's mortgage-backed securities was in excess of ten years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments also affect the yield to maturity. The yield on a security is based upon the interest income and the amortization of any premium or accretion of any discount related to the mortgage-backed security. In accordance with accounting principles generally accepted in the United States, premiums and discounts are amortized or accreted over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of a mortgage-backed security, and these assumptions are reviewed periodically to reflect actual and anticipated prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages, and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates, generally, is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

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

      The Company classifies its debt and equity securities as either held to maturity or available for sale. There were no securities held to maturity at December 31, 2001 or December 31, 2000.

      Securities classified as held to maturity are those securities which the Company has the intent and ability to hold to maturity, subject to the continued creditworthiness of the issuers. Accordingly, these securities are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security pursuant to the level-yield method.

      Securities classified as available for sale are intended to be held for indefinite periods of time and include those securities that management may employ as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity. Realized gains or losses on the sale of securities are computed by comparing the sales proceeds with the cost of the securities, as calculated by the specific identification method.

      The following table sets forth information regarding the amortized cost and market value of the Company's investment securities at the dates indicated.


                                                                                    December 31,
                                                  ----------------------------------------------------------------------------------
                                                           2001                         2000                          1999
                                                  ----------------------       -----------------------        ----------------------
                                                  Amortized       Market       Amortized        Market        Amortized       Market
                                                     Cost         Value           Cost          Value            Cost         Value
                                                  ---------      -------       ---------       -------        ---------      -------
                                                                                    (in thousands)
Available for sale:
  Corporate Bonds                                 $10,505        $10,419        $    --        $    --        $34,996        $34,925
  Fixed Income Mutual Funds                        50,211         50,211             --             --         20,751         20,479
  Equity Investment--Mortgage
      Servicing Partnership                         1,000          1,047          1,700          2,417          1,700          1,700
  Other Equity Investments                         15,326         15,459         11,650         11,634         10,854         11,115
                                                  -------        -------        -------        -------        -------        -------
       Total                                      $77,042        $77,136        $13,350        $14,051        $68,301        $68,219
                                                  =======        =======        =======        =======        =======        =======

SOURCES OF FUNDS

      GENERAL. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan principal repayments, advances from the FHLB of Pittsburgh, securities sold under agreements to repurchase, and commercial repurchase agreements. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

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

      The Company's deposits are obtained primarily from residents and businesses located in Southeast Pennsylvania. Management of the Company estimates that a de minimus portion of the Company's deposits are obtained from outside Southeast Pennsylvania. The Company does not pay fees to brokers to solicit funds for deposit with the Company, nor does it actively solicit negotiable-rate certificates of deposit with balances of $100,000 or more.

      The Company attracts deposits through a network of convenient branch office locations by offering a wide variety of accounts and services, competitive interest rates, and extended customer hours. At December 31, 2001, the branch offices of the Company consisted of 39 traditional full-service offices and 20 full-service offices located in supermarkets.

      In addition to the Company's extensive branch network, the Company currently maintains 59 automated teller machine ("ATM") locations. The Company also maintains a 24 hour telephone banking service known as ComLine and an internet banking service known as Commonwealth OnLine.

      The Company's strategy is to emphasize growth in relatively low-cost core deposits (demand, money market, and savings deposits) through its retail and commercial banking activities, while deemphasizing growth of relatively high-cost certificates of deposit. The Company's focus on customer service and convenience has facilitated its acquisition of lower-cost demand deposits and savings accounts. At December 31, 2001, total demand deposits and savings deposits amounted to 56% and 15% of the Company's total deposits, respectively. During 2001, the weighted average rate paid on the Company's demand deposits and savings deposits amounted to 1.89% and 1.86%, respectively, as compared to a weighted average rate paid of 5.09% on the Company's certificates of deposit during this same period.

      The following table sets forth certain information relating to the Company's deposits at the dates indicated.


                                                                             December 31,
                                   -------------------------------------------------------------------------------------------------
                                             2001                               2000                                1999
                                   ------------------------          --------------------------          ---------------------------
                                                    Percent                             Percent                            Percent
                                                    of Total                            of Total                           of Total
                                     Amount         Deposits           Amount           Deposits           Amount          Deposits
                                   ----------      ----------        ----------        ----------        ----------       ----------
                                                                       (dollars in thousands)
NOW accounts                       $  228,165         15.27%         $  208,076           14.30%         $  188,003          12.50%
Money market deposits                 407,171         27.25             360,669           24.80             388,605          25.85
Noninterest bearing
  deposits (1)                        204,461         13.68             178,423           12.27             146,477           9.74
                                   ----------        ------          ----------          ------          ----------         ------
    Total demand deposits             839,797         56.20             747,168           51.37             723,085          48.09
                                   ----------        ------          ----------          ------          ----------         ------
Savings deposits                      218,661         14.63             212,946           14.64             221,074          14.70
Certificate of deposit
   accounts:
   6 months or less                   231,306         15.48             207,282           14.25             279,109          18.56
   7-12 months                        111,041          7.43              69,768            4.79             157,895          10.50
   13-36 months                        73,365          4.91             190,797           13.12              88,110           5.86
   More than 36 months                 20,237          1.35              26,631            1.83              34,473           2.29
                                   ----------        ------          ----------          ------          ----------         ------
   Total certificates                 435,949         29.17             494,478           33.99             559,587          37.21
                                   ----------        ------          ----------          ------          ----------         ------
   Total deposits                  $1,494,407        100.00%         $1,454,592          100.00%         $1,503,746         100.00%
                                   ==========        ======          ==========          ======          ==========         ======

----------

(1) Includes business checking accounts totaling $135 million, $108 million, and $72 million at December 31, 2001, 2000, and 1999, respectively.

      The following table sets forth the activity in the Company's deposits during the periods indicated.

                                              Year Ended December 31,
                                      ----------------------------------------
                                          2001           2000          1999
                                      -----------    -----------    -----------
                                                (dollars in thousands)
Beginning balance                     $ 1,454,592    $ 1,503,746    $ 1,605,299
Net decrease before interest               (3,834)       (98,168)      (153,462)
Interest credited                          43,649         49,014         51,909
                                      -----------    -----------    -----------
Net increase (decrease)
  in deposits                              39,815        (49,154)      (101,553)
                                      -----------    -----------    -----------
Ending balance                        $ 1,494,407    $ 1,454,592    $ 1,503,746
                                      ===========    ===========    ===========

      The following table sets forth by various interest rate categories the Company's certificates of deposit at the dates indicated.


                                                    December 31,
                                    ------------------------------------------
                                      2001             2000             1999
                                    --------         --------         --------
                                               (dollars in thousands)
0.00% to 1.99%                      $ 48,561         $    859         $    808
2.00% to 2.99%                        44,699              505              171
3.00% to 3.99%                        79,685              122            1,541
4.00% to 4.99%                        85,162          234,341          321,421
5.00% to 6.99%                       177,577          255,058          234,091
7.00% to 8.99%                           265            3,503            1,473
9.00% and over                            --               90               82
                                    --------         --------         --------
Total                               $435,949         $494,478         $559,587
                                    ========         ========         ========

      The following table sets forth the amount and remaining maturities of the Company's certificates of deposit at December 31, 2001.

                                                                   Over Six                               Over Two
                                                                    Months             Over One            Years
                                              Six Months          Through One        Year Through          Through        Over Three
                                               or less               Year              Two Years         Three Years         Years
                                              ----------          -----------        ------------        -----------      ----------
                                                                              (dollars in thousands)
0.00% to 1.99%                                 $ 46,513            $  2,012            $    20            $     5            $    11
2.00% to 2.99%                                   26,482              10,990              6,863                340                 24
3.00% to 3.99%                                   41,458              23,088             12,213              2,596                330
4.00% to 4.99%                                   30,929              19,433             21,887              7,185              5,728
5.00% to 6.99%                                   85,828              55,518             14,660              7,525             14,046
7.00% to 8.99%                                       96                  --                 71                 --                 98
9.00% and over                                       --                  --                 --                 --                 --
                                               --------            --------            -------            -------            -------
Total                                          $231,306            $111,041            $55,714            $17,651            $20,237
                                               ========            ========            =======            =======            =======

      At December 31, 2001, the Company had $55 million of certificates of deposit in amounts equal to or greater than $100,000, of which $38 million was scheduled to mature within six months, $9 million was scheduled to mature in over six months through 12 months, and $8 million was scheduled to mature in a time period greater than 12 months.

      BORROWINGS. The Company may obtain secured advances from the FHLB of Pittsburgh by pledging certain assets, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. At December 31, 2001, the Company had $74 million of advances from the FHLB of Pittsburgh.

      From time to time the Company enters into agreements to sell securities under terms which require it to repurchase the same securities by a specified date. Repurchase agreements are considered borrowings which are secured by the sold securities. At December 31, 2001, the Company had $10 million of repurchase agreements outstanding.

      At December 31, 2001, the Company also had $39 million of repurchase agreements outstanding with commercial customers.

      The Company's borrowings are used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business.

      The following table sets forth the amount and weighted average rate of the Company's borrowings at the dates indicated.


                                                                              December 31,
                                  --------------------------------------------------------------------------------------------------
                                            2001                                 2000                                1999
                                  -------------------------            -------------------------           -------------------------
                                                                         (dollars in thousands)
FHLB advances                     $ 74,123            6.88%            $171,666            6.36%           $127,000            5.49%
Repurchase agreements               10,000            6.88               35,000            6.19             100,000            5.81
Commercial repurchase
 agreements                         39,027            1.45               17,830            4.94               9,076            4.32
                                  --------            ----             --------            ----            --------            ----
  Total borrowings                $123,150            5.16%            $224,496            6.22%           $236,076            5.58%
                                  ========                             ========                            ========

      The following table sets forth certain information relating to the Company's borrowings at the dates and for the periods indicated.


                                                    At or For the Year Ended December 31,
                                      ------------------------------------------------------------------
                                        2001                         2000                         1999
                                      --------                     --------                     --------
                                                             (dollars in thousands)
FHLB advances:
  Maximum balance                     $181,500                     $180,100                     $225,500
  Average balance                     $114,808                     $138,714                     $159,929
  Weighted average rate:
    At end of period                     6.88%                        6.36%                        5.49%
    During the period                    6.44%                        6.21%                        5.31%

Repurchase agreements:
  Maximum balance                     $ 35,000                     $100,000                     $154,000
  Average balance                     $ 18,260                     $ 65,646                     $132,657
  Weighted average rate:
    At end of period                     6.88%                        6.19%                        5.81%
    During the period                    6.56%                        6.04%                        5.92%

Commercial repurchase
  agreements:
  Maximum balance                     $ 39,752                     $ 22,590                     $ 14,363
  Average balance                     $ 22,566                     $ 14,453                     $  6,869
  Weighted average rate:
    At end of period                     1.45%                        4.94%                        4.32%
    During the period                    3.13%                        4.88%                        4.30%

EMPLOYEES

      The Company had 540 full-time employees and 223 part-time employees at December 31, 2001. None of these employees are represented by a collective bargaining agent.

SUBSIDIARIES

      A brief description of the activities of the Company's active subsidiaries is set forth below.

      COMMONWEALTH BANK. During January 2001, the Bank converted from a federally chartered savings bank to a Pennsylvania chartered savings bank, primarily regulated by the Pennsylvania Department of Banking and the FDIC. The Bank conducts business from its executive offices in Norristown, Pennsylvania and 59 full-service branches, including 20 supermarket branch offices, located in Southeast Pennsylvania. As of December 31, 2000, ComNet Mortgage Services was a division of the Bank which conducted business through loan origination offices located in Pennsylvania, Maryland, and New Jersey.

      CFSL INVESTMENT CORPORATION. CFSL Investment Corporation, a wholly-owned subsidiary of the Bank incorporated in Delaware, invests primarily in mortgage-backed securities. At December 31, 2001, CFSL Investment Corporation held $24 million of mortgage-backed securities.

      COMLIFE, INC. ComLife, Inc., a wholly-owned subsidiary of the Company incorporated in Pennsylvania, held a $1,000 equity investment at December 31, 2001.

      COMMONWEALTH INVESTMENT CORPORATION OF DELAWARE, INC. Commonwealth Investment Corporation of Delaware, Inc., a wholly-owned subsidiary of the Company incorporated in Delaware, held cash and investment securities totaling $1.3 million at December 31, 2001.

      CS CORPORATION. CS Corporation, a wholly-owned subsidiary of the Company incorporated in Pennsylvania, held a $1.9 million equity investment at December 31, 2001.

      FIRSTCOR, LTD. The activities of Firstcor, Ltd. ("Firstcor"), a wholly-owned subsidiary of the Bank incorporated in Pennsylvania, consist primarily of investing in limited partnerships which have been formed for the purpose of investing in real estate for low income families, elderly housing projects, and/or the preservation or restoration of historically or architecturally significant buildings or structures. At December 31, 2001, Firstcor had nine investments in such partnerships with an aggregate carrying value of $4.1 million. The investments held by these partnerships are all located in Southeast Pennsylvania. In addition, Firstcor, through an independent brokerage, makes available investments in annuities and mutual funds to customers of the Bank.

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

      The Company experiences strong competition for loans principally from other savings associations and commercial banks. The Company competes for loans principally through the interest rates and loan fees it charges, and through the efficiency and quality of services it provides borrowers.

TAXATION

      FEDERAL. The Company is subject to federal income taxation in the same general manner as other corporations. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company. The Company's federal income tax returns have been audited or closed without audit by the Internal Revenue Service through 1997.

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

      NET OPERATING LOSS CARRYOVERS. For losses incurred in taxable years beginning 1976 through August 6, 1997, a financial institution may carryback net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. For taxable years beginning after August 6, 1997, the carryback period is two years and the carryforward period is twenty years. At December 31, 2001, the Company had no net operating loss carryforwards for federal income tax purposes.

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

      The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, which imposes a tax at the rate of 11.5% of the Bank's net earnings, determined in accordance with GAAP, including certain statutory adjustments. For fiscal years beginning in 1983, and thereafter, NOLs may be carried forward and allowed as a deduction for three succeeding years. This Act exempts the Bank from all other corporate taxes imposed by Pennsylvania for state tax purposes, and from all local taxes imposed by political subdivisions thereof, except taxes on real estate and real estate transfers. At December 31, 2001, the Company had a $1.8 million net loss carryforward for state tax purposes, which expires in 2003.

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

THE COMPANY

      GENERAL. The Company is a registered savings and loan holding company under the Home Owners' Loan Act ("HOLA") and is subject to Office of Thrift Supervision ("OTS") regulations, examinations, supervision, and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

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

      In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors, and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2001, the Bank was in compliance with the above restrictions.

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

THE BANK

      GENERAL. During January 2001, the Bank converted from a federally chartered savings bank to a Pennsylvania chartered savings bank, primarily regulated by the Pennsylvania Department of Banking and the FDIC. The Pennsylvania Department of Banking and the FDIC have extensive authority over the operations of state chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the FDIC, and are subject to periodic examinations by the Pennsylvania Department of Banking and the FDIC.

      The Bank is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Pennsylvania Department of Banking and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the FDIC or the Congress could have a material adverse impact on the Bank and their operations.

      PENNSYLVANIA SAVINGS BANK LAW. The Pennsylvania Banking Code of 1965, as amended (the "Banking Code") contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

      One of the purposes of the Banking Code is to provide savings banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws and other state, federal and foreign laws. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in Pennsylvania, with the prior approval of the Pennsylvania Department of Banking.

      The Pennsylvania Department of Banking generally examines each savings bank not less frequently than once every two years. Although the Pennsylvania Department of Banking may accept the examinations and reports of the FDIC in lieu of their examination, the present practice is for the Pennsylvania Department of Banking to conduct individual examinations. The Pennsylvania Department of Banking may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Pennsylvania Department of Banking has ordered the activity to be terminated, to show cause at a hearing before the Pennsylvania Department of Banking why such person should not be removed.

      INTERSTATE ACQUISITIONS. The Interstate Banking Act allows federal regulators to approve mergers between adequately capitalized banks from different states regardless of whether the transaction is prohibited under any state law, unless one of the banks' home states has enacted a law expressly prohibiting out-of-state mergers before June 1997. This act also allows a state to permit out-of-state banks to establish and operate new branches in this state. The Commonwealth of Pennsylvania has "opted in" to this interstate merger provision. Therefore, the prior requirement that interstate acquisitions would only be permitted when another state had "reciprocal" legislation that allowed acquisitions by Pennsylvania-based bank holding companies has been eliminated. The new Pennsylvania legislation, however, retained the requirement that an acquisition of a Pennsylvania institution by a Pennsylvania or a non-Pennsylvania-based holding company must be approved by the Pennsylvania Department of Banking.

      FDIC INSURANCE OF DEPOSITS. The FDIC administrators the SAIF and BIF, and insures the Bank's deposits up to applicable limits. Under FDIC regulations, institutions are assigned to one of three capital groups based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized." These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with deposit insurance rates ranging from 0% for well capitalized, healthy institutions to 0.27% for undercapitalized institutions with substantial supervisory concerns. The deposits of Commonwealth Bank were not subject to this potential premium since the FDIC classified the Bank as a well capitalized, healthy institution.

      Beginning January 1, 1997, Financing Corporation ("FICO") assessments of
6.5 and 1.3 basis points were added to the regular assessment for the SAIF-assessable and the BIF-assessable base. As of December 31, 2001, the FICO debt service assessment was 1.8 basis points for both the SAIF-assessable and the BIF-assessable base. The FICO debt service assessment rate is not tied to the FDIC risk classification, referred to above, and was the result of the Deposit Insurance Act of 1996.

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

      The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2001, the Bank met each of its capital requirements.

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

      The Bank is also subject to more stringent Pennsylvania Department of Banking capital guidelines. Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

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

      REGULATORY ENFORCEMENT AUTHORITY. The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. The federal banking regulators also have the authority to impose significant civil money penalties and requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 2001, the Bank had $13 million in FHLB stock, which was in compliance with this requirement.

      The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 2001, dividends paid by the FHLB of Pittsburgh to the Bank amounted to $0.9 million, compared to $1.3 million for the year ended December 31, 2000.

      FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily interest-bearing checking accounts). As of December 31, 2001, no reserves were required to be maintained on the first $5.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $35.6 million of net transaction accounts (with such dollar amounts subject to adjustment by the Federal Reserve Board), and a reserve of 10% (which is subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

ITEM 2. PROPERTIES.

OFFICE AND PROPERTIES

      At December 31, 2001, the Bank conducted business from its corporate offices in Norristown, Pennsylvania and 59 full-service offices, including 20 supermarket branches, located in Southeast Pennsylvania.

      The following table sets forth certain information relating to the Bank's offices at December 31, 2001.


                                                                              Net Book Value of
                                                                                 Property and
                                                                                  Leasehold
                                                                   Lease       Improvements at
                                                    Owned or     Expiration      December 31,               Deposits at
         Location                                    Leased         Date            2001(1)              December 31, 2001
---------------------------------                   --------     ----------   -----------------          -----------------
                                                                                             (in thousands)
CORPORATE HEADQUARTERS:

NORRISTOWN:                                         Leased         02/12           $1,133                      $6,696
2 West Lafayette Street
Norristown, PA 19401

TRADITIONAL FULL-SERVICE OFFICES:

NORRISTOWN:                                         Leased         02/12              115                      41,701
2 West Lafayette Street
Norristown, PA 19401

TRAPPE:                                             Leased         10/10              106                      34,285
Trappe Shopping Center
130 West Main Street, Suite 158
Trappe, PA 19426

KING OF PRUSSIA:                                    Leased         09/03               55                      37,890
DeKalb Plaza Shopping Center
338 West DeKalb Pike
King of Prussia, PA 19406

PARK RIDGE:                                         Leased         02/03               --                      68,709
Park Ridge Shopping Center
2701 West Main Street
Norristown, PA 19403

EAST NORRITON:                                      Leased         05/19              876                      79,636
East Norriton Crossing
5 West Germantown Pike
Norristown, PA 19401

AUDUBON:                                            Leased         08/03               13                      40,609
Audubon Village Shopping Center
2806 Audubon Village Drive
Norristown, PA 19403

                                                                              Net Book Value of
                                                                                 Property and
                                                                                  Leasehold
                                                                   Lease       Improvements at
                                                    Owned or     Expiration      December 31,               Deposits at
         Location                                    Leased         Date            2001(1)              December 31, 2001
---------------------------------                   --------     ----------   -----------------          -----------------
                                                                                             (in thousands)
NEWTOWN SQUARE:                                     Owned           --               $304                    $47,099
3531 West Chester Pike
Newtown Square, PA 19073

FRANKFORD AVENUE:                                   Owned           --                308                     49,984
7149 Frankford Avenue
Philadelphia, PA 19135

CASTOR AVENUE:                                      Owned           --                164                     42,668
6537 Castor Avenue
Philadelphia, PA 19149

PENNDEL:                                            Owned           --                143                     24,532
U.S. # 1 & Durham Road
Penndel, PA 19047

WELSH ROAD:                                         Owned           --                110                     39,294
2501 Welsh Road
Philadelphia, PA 19114

GLENSIDE:                                           Owned           --                265                     69,400
139 South Easton Road
Glenside, PA 19038

WESTTOWN:                                           Leased         08/04                1                     30,690
Marketplace Shopping Center
1502 West Chester Pike
West Chester, PA 19382

KENNETT SQUARE:                                     Leased         12/03               61                     19,544
New Garden Center
345 Scarlett Road
Kennett Square, PA 19348

WEST GROVE:                                         Owned           --                114                     16,131
106 West Evergreen Street
West Grove, PA 19390

WAYNE:                                              Leased         08/06                7                     23,628
Chesterbrook Village Center
500 Chesterbrook Boulevard, Suite B-5
Wayne, PA 19087

PAUL'S RUN:                                         Leased         05/04                1                      6,568
9896 Bustleton Ave.
Philadelphia, PA 19115

LANSDALE:                                           Leased         06/04                8                     40,378
521 West Main Street
Lansdale, PA 19446

                                                                              Net Book Value of
                                                                                 Property and
                                                                                  Leasehold
                                                                   Lease       Improvements at
                                                    Owned or     Expiration      December 31,            Deposits at
         Location                                    Leased         Date            2001(1)            December 31, 2001
---------------------------------                   --------     ----------   -----------------        -----------------
                                                                                            (in thousands)
 HILLCREST:                                         Leased         07/07             $ --                  $26,226
 Hillcrest Shopping Center
 638 East Main Street
 Lansdale, PA 19446

 SUMNEY FORGE:                                      Leased         07/04               --                   30,409
 Sumney Forge Square
 1601 Valley Forge Road
 Lansdale, PA 19446

 SOUDERTON:                                         Owned           --                231                   16,673
 705 Route 113
 Souderton, PA 18964

 CONSHOHOCKEN:                                      Leased         10/09              178                   74,965
 Plymouth Square Shopping Center
 200 West Ridge Pike, Suite 108
 Conshohocken, PA 19428

 CENTER CITY:                                       Leased         09/08              385                   12,703
 One Penn Square West
 30 South 15th Street, Suite 102
 Philadelphia, PA 19103

 PHOENIXVILLE:                                      Leased         07/12              335                   19,635
 Maple Lawn Village Center
 510 Kimberton Road
 Phoenixville, PA 19460

 ROYERSFORD:                                        Leased         01/16              255                   10,182
 Limerick Square
 70 Buckwalter Road, Suite 650
 Royersford, PA 19468

 PROTESTANT HOME:                                   Leased         03/04                1                    6,524
 6500 Tabor Road
 Philadelphia, PA 19111

 TACONY:                                            Leased         02/07               --                   44,360
 6958 Torresdale Avenue
 Philadelphia, PA 19135

 HOLMESBURG:                                        Leased         07/05              159                   32,075
 8423 Frankford Avenue
 Philadelphia, PA 19136

 MAYFAIR:                                           Owned           --                303                   18,549
 7425 Frankford Avenue
 Philadelphia, PA 19136

                                                                              Net Book Value of
                                                                                 Property and
                                                                                  Leasehold
                                                                   Lease       Improvements at
                                                    Owned or     Expiration      December 31,               Deposits at
         Location                                    Leased         Date            2001(1)              December 31, 2001
---------------------------------                   --------     ----------   -----------------          -----------------
                                                                                             (in thousands)
5TH & PENN STREETS:                                 Owned           --           $1,150                      $33,749
445 Penn Street
Reading, PA 19601

9TH & SPRING STREETS:                               Owned           --              365                       30,164
956 North Ninth Street
Reading, PA 19604

LANCASTER AVENUE:                                   Leased         12/04              4                       35,588
830 Lancaster Avenue
Reading, PA 19607

MOHNTON:                                            Owned           --              417                       24,207
14 West Wyomissing Avenue
Mohnton, PA 19540

TEMPLE:                                             Owned           --              294                       44,489
4950 Kutztown Road
Temple, PA 19560

RIVERSIDE:                                          Owned          03/04            298                       28,043
2040 Centre Avenue
Reading, PA 19605

HEIDELBERG:                                         Leased         06/07             52                       25,846
4641 Penn Avenue
Sinking Spring, PA 19608

KUTZTOWN:                                           Owned           --              294                       18,922
601 East Main Street
Kutztown, PA 19530

EXETER:                                             Leased         03/05              5                       58,868
4215 Perkiomen Avenue
Reading, PA 19606

WYOMISSING:                                         Leased         08/02            152                        2,454
70 Commerce Drive
Wyomissing, PA 19610

                                                                              Net Book Value of
                                                                                 Property and
                                                                                  Leasehold
                                                                   Lease       Improvements at
                                                    Owned or     Expiration      December 31,               Deposits at
         Location                                    Leased         Date            2001(1)              December 31, 2001
---------------------------------                   --------     ----------   -----------------          -----------------
                                                                                             (in thousands)
SUPERMARKET BRANCHES:

GIANT-MONTGOMERYVILLE:                              Leased         01/05              $122                  $3,274
Giant Food Store
1201 Knapp Road
Montgomeryville, PA 19454

REDNER'S COLLEGEVILLE:                              Leased         01/05                 1                   9,207
Redner's Warehouse Market
Marketplace at Collegeville
201 Second Avenue, Suite 100
Collegeville, PA 19426

GIANT-FAIRLESS HILLS:                               Leased         01/05                 3                  11,277
Fairless Hills Shopping Center
473 Oxford Road South
Fairless Hills, PA 19030

GIANT-SINKING SPRING:                               Leased         06/05                --                   8,042
Spring Towne Center
2643 Shillington Road
Sinking Spring, PA 19608

GIANT-ALDEN:                                        Leased         12/06                --                   9,378
Providence Village
543 North Oak Avenue
Alden, PA 19018

GIANT-BLUE BELL:                                    Leased         07/05                --                  13,093
The Shoppes at Blue Bell
1760 DeKalb Pike
Blue Bell, PA 19422

GIANT-HORSHAM:                                      Leased         06/07                16                   5,297
Horsham Point Shopping Center
314 Horsham Road, Unit A
Horsham, PA 19044

GIANT-SOUTHAMPTON:                                  Leased         02/07                18                   7,563
Southampton Shopping Center
466 A Second Street Pike
Southampton, PA 18966

GIANT-TROOPER:                                      Leased         03/06                --                   9,654
Audubon Square Shopping Center
2668 Egypt Road
Norristown, PA 19403

REDNER'S-DOYLESTOWN:                                Leased         09/05                --                   6,932
Doylestown Pointe
1661 Easton Road, Suite 2
Warrington, PA 18976

                                                                            Net Book Value of
                                                                               Property and
                                                                                Leasehold
                                                                 Lease       Improvements at
                                                  Owned or     Expiration      December 31,            Deposits at
         Location                                  Leased         Date            2001(1)            December 31, 2001
---------------------------------                 --------     ----------   -----------------        -----------------
                                                                                          (in thousands)
GUINTA'S THRIFTWAY:                               Leased         02/05            $ --                   $11,090
Bradford Plaza
700 Downingtown Pike, Suite 130
West Chester, PA 19380

CLEMENS-EXTON:                                    Leased         06/05              --                     7,002
Lionville Shopping Center
170 Eagleview Boulevard
Exton, PA 19341

GIANT-POTTSTOWN:                                  Leased         01/08              90                     5,306
Pottstown Plaza
799 State Street
Pottstown, PA 19464

THRIFTWAY-PORT RICHMOND:                          Leased         09/05              32                    13,580
Port Richmond Village
2497 Aramingo Avenue, Suite 2
Philadelphia, PA 19125

SHOPRITE-FAR NORTHEAST:                           Leased         09/02              35                    13,326
Boulevard Plaza
11000 Roosevelt Boulevard
Philadelphia, PA 19116

SUPERFRESH-COTTMAN :                              Leased         05/07              15                     8,913
Cottman & Bustleton Center
2151 Cottman Avenue
Philadelphia, PA 19149

GIANT-WARMINSTER:                                 Leased         06/03              57                     3,812
Cedar Pointe Plaza
720-D West Street Road
Warminster, PA 18974

SPRING HOUSE CLEMENS:                             Leased         11/03              73                     2,696
Spring House Center/Clemens Market
563 Village Center, Suite - A
Spring House, PA 19477

SHOPRITE-OXFORD:                                  Leased         11/03              74                     4,608
Lawndale Plaza
6301 Oxford Avenue
Philadelphia, PA 19111

ACME-ACADEMY SHOPPING CENTER:                     Leased         10/06             188                    26,284
3200-92 Red Lion Road
Philadelphia, PA 19114

----------
(1)   Does not include furniture, fixtures and equipment.

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

      In recent years, the Claims Court, the United States Court of Appeals for the Federal Circuit ("Federal Circuit"), and the United States Supreme Court ("Supreme Court") have handed down decisions relating to the liability portion of the breach of contract claims brought by other thrift institutions. On July 1, 1996, the Supreme Court ruled in the consolidated cases (United States v. Winstar Corporation) and determined that when Congress adopted the accounting changes to supervisory goodwill specified in FIRREA, the government had breached contractual agreements with these thrift institutions regarding the accounting rules.

      In 1999, the Bank filed a motion of summary judgement on liability for breach of contract. The Claims Court has yet to rule on the motion. The Court recently ordered that discovery in the case will commence on June 7, 2002, but could start earlier if all parties in the case agreed to do so. A separate trial on damages will be required to determine the monetary remedy due the Bank as a result of the government's breach.

      By year-end 2001, the Claims Court completed damage trials in nine similar Winstar-related cases in which contract liability determinations have been made in favor of plaintiffs. Damages decisions have been issued in eight of those cases, seven of which were appealed to the Federal Circuit. The Federal Circuit has issued decisions in five of the appealed cases, which were favorable to plaintiffs on some damages theories but unfavorable on others. The Federal Circuit remanded two of these cases back to the Claims Court to reconsider damages issues. One of the remanded cases decided by the Federal Circuit also has a petition for certiorari pending before the Supreme Court on liability and general damages issues. Accordingly, we cannot predict the outcome of the appeals or the remaining cases awaiting damages decisions.

      The Courts may determine that the Bank's claims involve materially different facts and/or legal issues as to render the Winstar case inapplicable to the litigation and thereby result in a different conclusion from that of the Winstar case. Moreover, given that the damages portion of the claims presented by the Winstar-related plaintiff thrift institutions are currently being litigated both at the trial and appellate stages, it could take several years to resolve the damages issues. As a result, there can be no assurance that the Bank will prevail in its action, and if it does prevail, that the Courts will find that the Bank is entitled to any substantial amount of damages.

      On October 31, 1996, the Bank filed a complaint against CoreStates Financial Corporation and others in the Court of Common Pleas for Chester County, Pennsylvania for damages related to Commonwealth's acquisition on June 28, 1996, of twelve former Meridian Bank branch offices from CoreStates. The complaint alleges, among other things, that CoreStates breached the branch sales agreement and that Commonwealth's relationships with customers were damaged as a result of negligence and errors committed by CoreStates and its affiliates in connection with the conversion of the former Meridian Bank customers to Commonwealth's banking system and the reissuance of bank cards for use at Commonwealth's automated teller machines. The litigation and related activities are proceeding. Management believes the outcome of these proceedings will not result in a material impact to the Company's financial position or results of operations.

      During the first quarter of 2000, Fiserv Solutions, Inc. ("Fiserv"), the Company's previous item processing provider, brought an arbitration action against the Company. This arbitration action claimed that the Company is liable to Fiserv for liquidated damages related to the termination of an Item Processing and Asset Transfer Agreement. Management believes that the outcome of this arbitration action will not result in a material impact to the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

      Not Applicable

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The information required herein is incorporated by reference from page 56 and 57 of the Company's 2001 Annual Report to Stockholders ("2001 Annual Report").

ITEM 6. SELECTED FINANCIAL DATA.

      The information required herein is incorporated by reference from page 10 of the 2001 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information required herein is incorporated by reference from pages 11 to 25 of the 2001 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The information required herein is incorporated by reference from pages 21 to 23 of the 2001 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required herein is incorporated by reference from pages 29 to 56 of the 2001 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On January 22, 2002, the Company filed a Current Report on Form 8-K to report under Item 4, the change in its independent auditors effective with the completion of Arthur Andersen LLP's report on the Company's financial statements for the fiscal year ended December 31, 2001.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required herein is incorporated by reference from the definitive proxy statement of the Company for the 2002 Annual Meeting of Stockholders to be filed with the Commission ("Definitive Proxy Statement").

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)   DOCUMENTS FILED AS PART OF THIS REPORT.

(1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

            Report of Independent Public Accountants
            Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Income for the years ended December 31,
              2001, 2000 and 1999
            Consolidated Statements of Shareholders' Equity for the years ended
              December 31, 2001, 2000 and 1999
            Consolidated Statements of Cash Flows for the years ended December
              31, 2001, 2000 and 1999
            Notes to Consolidated Financial Statements

(2) All schedules for which provision is made in the applicable accounting regulation of the Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Index                                                                        Location
-------------                                                                       -----------
  3.1    Articles of Incorporation of Commonwealth Bancorp, Inc.                        (1)
  3.2    Bylaws of Commonwealth Bancorp, Inc.                                           (1)
  4.1    Form of Stock Certificate of Commonwealth Bancorp, Inc.                        (1)
 10.1    1993 Amended Stock Incentive Plan**                                            (2)
 10.2    1993 Amended Directors' Stock Option Plan**                                    (2)
 10.3    1993 Amended Management Recognition Plan for Officers**                        (2)
 10.4    1993 Amended Management Recognition Plan for Directors**                       (2)

Exhibit Index                                                                        Location
-------------                                                                       -----------
 10.5    1996 Amended Stock Option Plan**                                               (2)
 10.6    1996 Amended Recognition and Retention Plan**                                  (2)
 10.7    Employee Stock Ownership Plan and Trust**                                      (1)
 10.8    Agreement among Commonwealth Bancorp and
           Commonwealth Bank and Charles H. Meacham**                                    *
 10.9    Employment Agreements between Commonwealth Bancorp
           and Commonwealth Bank and Patrick J. Ward**                                  (4)
 10.10   Employment Agreements between Commonwealth Bancorp
           and Commonwealth Bank and Charles M. Johnston**                              (4)
 10.11   Employment Agreement between Commonwealth Bank and William J. Monnich**        (4)
 10.12   Employment Agreement between Commonwealth Bank and David K. Griest**           (4)
 10.13   Employment Agreement between Commonwealth Bank and Brian C. Zwaan**             *
 10.14   Excess Benefit Plan of Commonwealth Bank**                                     (3)
 10.15   Supplemental Executive Retirement Plan of Commonwealth Bank**                  (3)
 10.16   Directors' Stock Retainer Plan**                                               (5)
 10.17   2000 Incentive Stock Option Plan**                                             (6)
 13.0    2001 Annual Report to Stockholders                                              *
 22.0    Subsidiaries of the Registrant - Reference is made to
           "Item 1. Business - Subsidiaries" for the required information               --
 23.0    Consent of Independent Public Accountants                                       *

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

      (b) REPORTS ON FORM 8-K.

      On October 16, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the third quarter of 2001. On October 17, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, the completion of its previously announced stock repurchase program and the commencement of a new stock repurchase program. On October 24, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, a presentation to analysts prepared by the Company, which appeared on its web site. On November 21, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, a presentation to analysts prepared by the Company, which appeared on its web site. On November 27, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, that it would participate in and provide a presentation at the Ryan, Beck & Co. Annual Financial Institution Investors Conference on November 29, 2001. On December 18, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, its declared cash dividend. On December 21, 2001, the Company filed a Current Report on Form 8-K to report under Item 5, the completion of its previously announced stock repurchase program and the commencement of a new stock repurchase program. The Company also announced that James D. Danella had been appointed to its Board of Directors.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            COMMONWEALTH BANCORP, INC.


                                            By: /s/ Charles H. Meacham
                                                --------------------------------
                                                Charles H. Meacham
                                                Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Charles H. Meacham                                March 14, 2002
----------------------------------
Charles H. Meacham
Chairman of the Board


/s/ Patrick J. Ward                                   March 14, 2002
----------------------------------
Patrick J. Ward
Director, President,
Chief Executive Officer
(principal executive officer)


/s/ Charles M. Johnston                               March 14, 2002
----------------------------------
Charles M. Johnston
Executive Vice President,
Chief Financial Officer
(principal financial and
accounting officer)

/s/ George C. Beyer, Jr.                              March 14, 2002
----------------------------------
George C. Beyer, Jr.
Director


/s/ Joseph E. Colen, Jr.                              March 14, 2002
----------------------------------
Joseph E. Colen, Jr.
Director


/s/ James D. Danella                                  March 14, 2002
----------------------------------
James D. Danella
Director


/s/ Joanne Harmelin                                   March 14, 2002
----------------------------------
Joanne Harmelin
Director


/s/ Michael T. Kennedy                                March 14, 2002
----------------------------------
Michael T. Kennedy
Director


/s/ Martin E. Kenney, Jr.                             March 14, 2002
----------------------------------
Martin E. Kenney, Jr.
Director


/s/ Harry P. Mirabile                                 March 14, 2002
----------------------------------
Harry P. Mirabile
Director