Form 10-Q
period 2002-03-31
COMMONWEALTH BANCORP INC
filed 2002-05-03
CIK 1005126

================================================================================

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended                                 March 31, 2002
                               -------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to
                                        -------------------    -------------


         Commission File No                                          0-27942
                            -----------------------------------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2002, there were 18,068,127 issued and 9,918,802 outstanding shares of the Registrant's Common Stock.

================================================================================

                   Commonwealth Bancorp, Inc. and Subsidiaries

                                TABLE OF CONTENTS

Item                                                                                               Page
 No.                                                                                                No.
-----                                                                                              ----

       PART I - CONSOLIDATED FINANCIAL INFORMATION

  1    Consolidated Financial Statements

       Consolidated Balance Sheets at March 31, 2002 and December 31, 2001                           3

       Consolidated Statements of Income for the Quarter Ended
        March 31, 2002 and 2001                                                                      4

       Consolidated Statements of Changes in Shareholders' Equity for the Quarter Ended
        March 31, 2002 and 2001                                                                      5

       Consolidated Statements of Cash Flows for the Quarter Ended
        March 31, 2002 and 2001                                                                      6

       Notes to Consolidated Financial Statements                                                    8

  2    Management's Discussion and Analysis of Financial Condition and Results of
        Operations                                                                                  13

  3    Quantitative and Qualitative Disclosures about Market Risk                                   25


       PART II - OTHER INFORMATION

  1    Legal Proceedings                                                                            26

  2    Changes in Securities                                                                        27

  3    Default Upon Senior Securities                                                               27

  4    Submission of Matters to a Vote of Security Holders                                          27

  5    Other Information                                                                            27

  6    Exhibits and Reports on Form 8-K                                                             28

       Signatures                                                                                   29

                   Commonwealth Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)


                                                                                                    March 31,          December 31,
                                                                                                      2002                 2001
                                                                                                   -----------         ------------
                                                                                                   (Unaudited)           (Note 1)
Assets:
Cash and due from banks                                                                             $   59,985          $   72,127
Interest-bearing deposits                                                                               15,743              45,761
Investment securities
  Securities available for sale (cost of $40,859
   and $77,042, respectively), at market value                                                          41,427              77,136
Mortgage-backed securities
  Securities available for sale (cost of $280,984
   and $168,388, respectively), at market value                                                        281,073             170,860
Loans receivable, net                                                                                1,258,672           1,302,468
Accrued interest receivable, net                                                                         7,694               7,403
FHLB stock, at cost                                                                                     12,228              12,565
Premises and equipment, net                                                                             13,715              13,555
Intangible assets, net                                                                                  23,756              24,912
Other assets, including net deferred taxes of $8,897 and $8,227, respectively                           55,985              57,485
                                                                                                    ----------          ----------
    Total Assets                                                                                    $1,770,278          $1,784,272
                                                                                                    ==========          ==========
Liabilities:
Deposits                                                                                            $1,505,101          $1,494,407
Notes payable and other borrowings:
  Secured notes due to Federal Home Loan Bank of Pittsburgh                                             49,241              74,123
  Securities sold under agreements to repurchase                                                        10,000              10,000
  Commercial repurchase agreements                                                                      38,451              39,027
Advances from borrowers for taxes and insurance                                                          6,132               5,596
Accrued interest payable, accrued expenses and other liabilities                                        16,795              11,492
                                                                                                    ----------          ----------
    Total liabilities                                                                                1,625,720           1,634,645
                                                                                                    ----------          ----------
Commitments and contingencies                                                                                -                   -

Shareholders' equity:
Preferred stock, $0.10 par value; 5,000,000 shares
 authorized; none issued                                                                                     -                   -
Common stock, $0.10 par value; 30,000,000 shares authorized;
  18,068,127 shares issued and 10,044,737 outstanding at March 31, 2002
  18,068,127 shares issued and 10,350,814 outstanding at December 31, 2001                               1,807               1,807

Additional paid-in capital                                                                             140,354             139,981
Retained earnings                                                                                      153,354             150,743
Unearned stock benefit plan compensation                                                                (4,537)             (4,799)
Accumulated other comprehensive income                                                                     437               1,681
Treasury stock, at cost; 8,023,390 and 7,717,313 shares at March 31, 2002
 and December 31, 2001, respectively                                                                  (146,857)           (139,786)
                                                                                                    ----------          ----------
    Total shareholders' equity                                                                         144,558             149,627
                                                                                                    ----------          ----------
    Total liabilities and shareholders' equity                                                      $1,770,278          $1,784,272
                                                                                                    ==========          ==========


The accompanying notes are an integral part of these statements.

                  Commonwealth Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
               (in thousands, except share and per share amounts)



                                                                                       For the Quarter
                                                                                        Ended March 31,
                                                                             -----------------------------------
                                                                                 2002                   2001
                                                                             -----------             -----------
                                                                                         (Unaudited)
Interest income:
  Interest on loans                                                          $    23,974             $    29,034
  Interest and dividends on deposits and money market investments                    304                     436
  Interest on investment securities                                                  461                     149
  Interest on mortgage-backed securities                                           3,085                   3,391
                                                                             -----------             -----------
    Total interest income                                                         27,824                  33,010
Interest expense:
  Interest on deposits                                                             7,298                  12,083
  Interest on notes payable and other borrowings                                   1,378                   3,203
                                                                             -----------             -----------
    Total interest expense                                                         8,676                  15,286
                                                                             -----------             -----------
    Net interest income                                                           19,148                  17,724
Provision for loan losses                                                          2,200                   1,500
                                                                             -----------             -----------
    Net interest income after provision for loan losses                           16,948                  16,224
Noninterest income:
  Deposit fees                                                                     3,571                   2,977
  Financial services fees                                                            620                     393
  Miscellaneous income                                                               864                     920
  Net gain on sale of mortgage loans                                                   -                   1,241
                                                                             -----------             -----------
    Total noninterest income                                                       5,055                   5,531
                                                                             -----------             -----------
Noninterest expense:
  Compensation and employee benefits                                               7,560                   9,598
  Occupancy and office operations                                                  2,523                   2,524
  Amortization of intangible assets                                                1,157                   1,234
  Other                                                                            4,859                   6,553
                                                                             -----------             -----------
    Total noninterest expense                                                     16,099                  19,909
                                                                             -----------             -----------
    Income before income taxes                                                     5,904                   1,846
Income tax provision                                                               1,594                     462
                                                                             -----------             -----------
Net income                                                                   $     4,310             $     1,384
                                                                             ===========             ===========
Basic weighted average number of shares outstanding                            9,681,464              10,578,026
                                                                             ===========             ===========
Basic earnings per share                                                     $      0.45             $      0.13
                                                                             ===========             ===========
Diluted weighted average number of shares outstanding                         10,101,006              10,935,550
                                                                             ===========             ===========
Diluted earnings per share                                                   $      0.43             $      0.13
                                                                             ===========             ===========
Dividends declared per share                                                 $      0.17             $      0.14
                                                                             ===========             ===========

The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                 (in thousands)


                                                                                                 Accumulated
                                     Common               Additional                 Stock          Other
                                     Shares      Common    Paid-In     Retained   Benefit Plan  Comprehensive  Treasury
                                   Outstanding   Stock     Capital     Earnings   Compensation  Income (Loss)    Stock      Total
                                   -----------   ------   ----------   --------   ------------  -------------  ---------   --------
Balance at December 31, 2000          11,309     $1,807    $138,166    $145,869     $(6,596)       $1,286      $(120,079)  $160,453
 Comprehensive income:
  Net income                                                              1,384                                               1,384
   Other-unrealized gain on
    marketable securities,
    net of $538 tax expense                                                                           999                       999
                                                                                                                           --------
  Total comprehensive income                                                                                                  2,383
                                                                                                                           --------
 Dividends                                                               (1,504)                                             (1,504)
 Release of ESOP shares                                         213                     230                                     443
 Amortization of unearned
  compensation                                                                          223                                     223
 Stock issued pursuant to
  benefit plans                           96                     26        (413)                                   1,531      1,144
 Purchase of treasury stock             (157)                                                                     (2,563)    (2,563)
                                      ------     ------    --------    --------     -------        ------      ---------   --------
Balance at March 31, 2001             11,248     $1,807    $138,405    $145,336     $(6,143)       $2,285      $(121,111)  $160,579
                                      ======     ======    ========    ========     =======        ======      =========   ========

Balance at December 31, 2001          10,351     $1,807    $139,981    $150,743     $(4,799)       $1,681      $(139,786)  $149,627
 Comprehensive income:
  Net income                                                              4,310                                               4,310
   Other-unrealized loss on
    marketable securities,
    net of $670 tax benefit                                                                        (1,244)                   (1,244)
                                                                                                                           --------
  Total comprehensive income                                                                                                  3,066
                                                                                                                           --------
 Dividends                                                               (1,519)                                             (1,519)
 Release of ESOP shares                                         367                     230                                     597
 Amortization of unearned
  compensation                                                                           32                                      32
 Stock issued pursuant to
  benefit plans                           18                      6        (180)                                     403        229
 Purchase of treasury stock             (324)                                                                     (7,474)    (7,474)
                                      ------     ------    --------    --------     -------        ------      ---------   --------
Balance at March 31, 2002             10,045     $1,807    $140,354    $153,354     $(4,537)       $  437      $(146,857)  $144,558
                                      ======     ======    ========    ========     =======        ======      =========   ========


The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)



                                                                                             For the Quarter Ended
                                                                                                   March 31,
                                                                                           --------------------------
                                                                                            2002               2001
                                                                                           -------          ---------
                                                                                                  (Unaudited)
Operating activities:
  Net income                                                                               $ 4,310           $  1,384
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities-
    Proceeds from loans sold to others                                                       3,115            137,152
    Loans originated for sale                                                               (2,208)           (68,646)
    Purchases of loans held for sale                                                             -            (66,221)
    Principal collection on mortgage loans held for sale                                         -                173
    Net gain on sale of mortgage loans                                                           -             (1,241)
    Decrease in net deferred loan fees                                                        (119)              (420)
    Provision for loan losses and foreclosed real estate                                     2,200              1,500
    Depreciation and amortization                                                              673                672
    Net amortization of other assets and liabilities                                         1,583              1,850
    Interest reinvested on repurchase agreements                                              (191)              (537)
    Changes in assets and liabilities-
      (Increase) decrease in-
        Accrued interest receivable, net                                                      (291)               661
        Other assets                                                                           (42)               447
      Increase in-
        Advances from borrowers for taxes and insurance                                        536                436
        Accrued interest payable, accrued expenses and other liabilities                     5,303              2,600
                                                                                           -------           --------
          Net cash provided by operating activities                                        $14,869           $  9,810
                                                                                           =======           ========


The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                                 For the Quarter Ended
                                                                                                       March 31,
                                                                                            -----------------------------
                                                                                               2002                2001
                                                                                            ---------            --------
                                                                                                      (Unaudited)
Investing activities:
  Purchases of investment securities                                                        $  (6,770)           $    (13)
  Proceeds from sale or call of investment securities                                          43,155                   -
  Purchases of mortgage-backed securities                                                    (139,648)                  -
  Principal collected on mortgage-backed securities                                            27,053              12,336
  Principal collected on loans                                                                184,215              76,211
  Loans originated                                                                           (138,837)            (63,973)
  Loans purchased                                                                              (3,246)             (5,170)
  Sales of real estate acquired through foreclosure                                               882                 402
  Sale of FHLB stock                                                                              337               5,835
  Purchases of premises and equipment                                                            (833)               (197)
                                                                                            ---------            --------
    Net cash (used in) provided by investing activities                                       (33,692)             25,431
                                                                                            ---------            --------
Financing activities:
  Net increase in deposits                                                                     10,694              17,405
  Repayment of notes payable and other borrowings, net of proceeds                            (25,267)            (45,019)
  Net purchase of common stock                                                                 (7,245)             (1,419)
  Cash dividends paid                                                                          (1,519)             (1,504)
                                                                                            ---------            --------
    Net cash used in financing activities                                                     (23,337)            (30,537)
                                                                                            ---------            --------
    Net (decrease) increase in cash and cash equivalents                                      (42,160)              4,704
Cash and cash equivalents at beginning of period                                              117,888              66,700
                                                                                            ---------            --------
Cash and cash equivalents at end of period                                                  $  75,728            $ 71,404
                                                                                            =========            ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for -
    Interest                                                                                $   6,488            $ 11,319
                                                                                            =========            ========
    Income taxes                                                                            $     500            $      -
                                                                                            =========            ========



The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial condition of Commonwealth Bancorp, Inc. ("Commonwealth" or the "Company") as of March 31, 2002, and the results of operations, changes in shareholders' equity, and cash flows for the periods presented.

     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. A significant estimate includes the allowance for loan losses. Actual results could differ from those estimates.

     The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States for interim financial information, Article 10 of Regulation S-X, and the instructions for Form 10-Q. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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


3.   SHAREHOLDERS' EQUITY

     At March 31, 2002, shareholders' equity totaled $145 million, or 8.2% of assets, compared to $150 million, or 8.4%, at December 31, 2001. The decrease was primarily the result of common stock repurchases offset, in part, by an increase in retained earnings.

     During the first quarter of 2002, the Company purchased 0.3 million shares of its common stock, representing purchases of $7 million. During the first quarter of 2001, the Company purchased 0.2 million shares of its common stock, representing purchases of $3 million. The repurchased shares were held as treasury stock at March 31, 2002, and are reserved for general corporate purposes.

     On March 19, 2002, the Board of Directors declared a $0.17 per share cash dividend for the quarter ended March 31, 2002, which was made payable to shareholders of record at the close of business on March 29, 2002. This dividend was paid on April 12, 2002.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30 related to the accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Company adopted SFAS No. 144 on January 1, 2002, as required. There was no impact on the consolidated financial statements as a result of the adoption of this Statement.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to assessing impairment on a fair-value-based test approach. The Company adopted SFAS No. 142 on January 1, 2002, as required. There was no material impact on the consolidated financial statements as a result of the adoption of SFAS No. 142.


5.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for the Company's Employee Stock Ownership Plan ("ESOP") shares that have not been committed to be released, and the effects of unissued shares held by the Recognition Plans. Options, warrants, and other potentially dilutive securities and treasury shares are excluded from the basic calculation.

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

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Basic weighted average number of common shares outstanding and diluted weighted average number of common shares outstanding for the quarter ended March 31, 2002 and 2001 were as follows:


                                                                              For the Quarter Ended March 31,
                                                                             --------------------------------
                                                                                2002                  2001
                                                                            ----------             ----------
Basic weighted average number of common shares outstanding                   9,681,464             10,578,026

Effect of dilutive securities:
  Stock options                                                                401,553                335,359
  Recognition Plan stock                                                        17,989                 22,165
                                                                            ----------             ----------
Diluted weighted average number of common shares outstanding                10,101,006             10,935,550
                                                                            ==========             ==========

     Basic EPS was $0.45 per common share for the quarter ended March 31, 2002, compared to $0.13 per common share for the quarter ended March 31, 2001. Diluted EPS was $0.43 per common share for the quarter ended March 31, 2002, compared to $0.13 per common share for the quarter ended March 31, 2001.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   SEGMENT REPORTING

     The Company historically presented segment information for its community banking and mortgage banking operations. As a result of a restructuring of its mortgage banking business in the first and second quarters of 2001, Commonwealth no longer organizes its mortgage banking operations into a separate business segment. As such, no mortgage banking segment information is available subsequent to June 30, 2001. The segment results follow:


                                                                  For the Quarter Ended March 31,
                                              --------------------------------------------------------------------------
                                                            2002                                   2001
                                              ----------------------------------   -------------------------------------
                                              Community    Mortgage                 Community     Mortgage
                                               Banking     Banking       Total       Banking      Banking       Total
                                              ----------   --------   ----------   ----------     --------    ----------
                                                                               (in thousands)
Net interest income after
 provision for loan losses                    $   16,948      $-      $   16,948   $   16,000     $   224     $   16,224
Noninterest income:
  Net (loss) gain on sale
   of mortgage loans                                   -       -               -         (115)      1,356          1,241
  Other                                            5,055       -           5,055        3,823         467          4,290
                                              ----------   --------   ----------   ----------     -------     ----------
  Total noninterest income                         5,055       -           5,055        3,708       1,823          5,531
                                              ----------   --------   ----------   ----------     -------     ----------
Noninterest expense:
  Compensation and employee benefits               7,560       -           7,560        8,174       1,424          9,598
  Other                                            8,539       -           8,539        7,371       2,940         10,311
                                              ----------   --------   ----------   ----------     -------     ----------
  Total noninterest expense                       16,099       -          16,099       15,545       4,364         19,909
                                              ----------   --------   ----------   ----------     -------     ----------
Income (loss) before income taxes                  5,904       -           5,904        4,163      (2,317)         1,846
Income tax provision (benefit)                     1,594       -           1,594        1,273        (811)           462
                                              ----------   --------   ----------   ----------     -------     ----------
Net income (loss)                             $    4,310      $-      $    4,310   $    2,890     $(1,506)    $    1,384
                                              ==========   ========   ==========   ==========     =======     ==========
Assets                                        $1,770,278      $-      $1,770,278   $1,794,081     $45,479     $1,839,560
Liabilities                                   $1,625,720      $-      $1,625,720   $1,635,320     $43,661     $1,678,981
Shareholders' equity                          $  144,558      $-      $  144,558   $  158,761     $ 1,818     $  160,579



     Community Banking results for the first quarter of 2001 reflected a $0.7 million pre-tax charge relating to the retirement of Commonwealth's former Chief Executive Officer, and a $0.5 million pre-tax charge relating to the resolution of legal proceedings concerning a loan acquired in the 1970's. Exclusive of these items, net income from Community Banking would have been $4.0 million in the first quarter of 2001.

     Mortgage Banking results for the first quarter of 2001 reflected a $2.3 million pre-tax charge associated with the restructuring of Commonwealth's mortgage banking business. Exclusive of this item, net income from Mortgage Banking would have been essentially breakeven in the first quarter of 2001.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   DIVESTITURES

     On March 30, 2001, Commonwealth restructured its residential mortgage banking division, ComNet Mortgage Services ("ComNet"), and ComNet's Pennsylvania and Maryland loan production offices were sold to American Home Mortgage Holdings, Inc. As an additional part of this restructuring, Commonwealth outsourced the servicing function relating to its portfolio of residential mortgage loans during the second quarter of 2001. Commonwealth continues to provide residential mortgage loans and services to its customers through agreements with American Home Mortgage Holdings, Inc. and a third party servicer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FORWARD LOOKING STATEMENTS. When used in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company also wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

     On March 30, 2001, Commonwealth restructured its residential mortgage banking division, ComNet Mortgage Services, and ComNet's Pennsylvania and Maryland loan production offices were sold to American Home Mortgage Holdings, Inc. As an additional part of this restructuring, Commonwealth outsourced the servicing function relating to its portfolio of residential mortgage loans during the second quarter of 2001. Commonwealth continues to provide residential mortgage loans and services to its customers through agreements with American Home Mortgage Holdings, Inc. and a third party servicer.


FINANCIAL CONDITION

     GENERAL. Total assets were $1.8 billion at both March 31, 2002 and December 31, 2001. During the first quarter of 2002, decreases in the Company's loans receivable, cash and due from banks and interest-bearing deposits ("cash and cash equivalents"), and investment securities were offset, in part, by an increase in mortgage-backed securities.

     Total liabilities were $1.6 billion at both March 31, 2002 and December 31, 2001. During the first quarter of 2002, a decrease in notes payable and other borrowings was offset, in part, by an increase in deposits.

     Shareholders' equity was $145 million as of March 31, 2002, compared to $150 million at December 31, 2001. This decrease was primarily the result of common stock repurchases offset, in part, by an increase in retained earnings. During the first quarter of 2002, the Company purchased 0.3 million shares of its common stock, representing an investment of $7 million.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased by $42 million, or 36%, from $118 million at December 31, 2001, to $76 million at March 31, 2002, primarily as a result of the purchase of mortgage-backed securities.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

     INVESTMENT SECURITIES. Investment securities decreased by $36 million, or 46%, from $77 million at December 31, 2001, to $41 million at March 31, 2002. The decrease was primarily attributable to the sale of fixed income mutual funds and corporate bonds and the call of an equity investment offset, in part, by the purchase of an equity investment and a United States Treasury Note.

     Investments in debt and equity securities at March 31, 2002 and December 31, 2001 were as follows:


                                                                      March 31, 2002
                                                --------------------------------------------------------
                                                Amortized     Unrealized         Unrealized      Market
                                                   Cost          Gains             Losses         Value
                                                ----------    ----------         ----------      -------
                                                                   (in thousands)
Available for sale:
  Fixed Income Mutual Funds                        $27,263         $  -                 $ -      $27,263
  Equity Investment -- Mortgage
   Servicing Partnership                             1,000          467                   -        1,467
  U.S. Treasury Security                               947            -                   -          947
  Other Equity Investments                          11,649          114                  13       11,750
                                                ----------    ----------         ----------      -------
   Total                                           $40,859         $581                 $13      $41,427
                                                ==========    ==========         ==========      =======


                                                                    December 31, 2001
                                                  --------------------------------------------------------
                                                  Amortized      Unrealized       Unrealized       Market
                                                     Cost           Gains           Losses          Value
                                                  ---------      ----------       ----------       -------
                                                                        (in thousands)
Available for sale:
  Corporate Bonds                                   $10,505            $  -             $ 86       $10,419
  Fixed Income Mutual Funds                          50,211               -                -        50,211
  Equity Investment -- Mortgage
   Servicing Partnership                              1,000              47                -         1,047
  Other Equity Investments                           15,326             156               23        15,459
                                                  ---------      ----------       ----------       -------
   Total                                            $77,042            $203             $109       $77,136
                                                  =========      ==========       ==========       =======

     All investment securities are classified as available for sale and are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

     MORTGAGE-BACKED SECURITIES. Mortgage-backed securities increased by $110 million, or 65%, from $171 million at December 31, 2001, to $281 million at March 31, 2002. The increase was primarily related to the purchase of $140 million of mortgage-backed securities during the first quarter of 2002 offset, in part, by repayments.

     At March 31, 2002 and December 31, 2001, $262 million, or 93%, and $136 million, or 79%, respectively, of the Company's mortgage-backed securities were insured or guaranteed by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Government National Mortgage Association ("GNMA"). As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the GNMA, FHLMC, or the FNMA. Mortgage-backed securities at March 31, 2002 and December 31, 2001 were as follows:

                                                              March 31, 2002
                                    ---------------------------------------------------------------
                                    Amortized         Unrealized        Unrealized          Market
                                      Cost               Gains            Losses            Value
                                    ---------         ----------        ----------         --------
                                                              (in thousands)
Available for sale:
  FNMA                              $129,631            $  853            $1,218           $129,266
  FHLMC                               96,013               767             1,376             95,404
  GNMA                                36,344             1,033               131             37,246
  Private                             18,996               162                 1             19,157
                                    --------            ------            ------           --------
    Total                           $280,984            $2,815            $2,726           $281,073
                                    ========            ======            ======           ========


                                                           December 31, 2001
                                    ---------------------------------------------------------------
                                    Amortized         Unrealized        Unrealized          Market
                                      Cost               Gains            Losses            Value
                                    ---------         ----------        ----------         --------
                                                              (in thousands)
Available for sale:
  FNMA                              $ 67,449            $1,039              $573           $ 67,915
  FHLMC                               37,501               870               245             38,126
  GNMA                                28,545             1,112                 8             29,649
  Private                             34,893               295                18             35,170
                                    --------            ------              ----           --------
    Total                           $168,388            $3,316              $844           $170,860
                                    ========            ======              ====           ========



     All mortgage-backed securities are classified as available for sale are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

     LOANS RECEIVABLE. Loans receivable, net of reserves, deferred loan fees, and unamortized premiums, were $1.3 billion at both March 31, 2002 and December 31, 2001. The decreases in residential mortgage loans and consumer loans were offset, in part, by an increase in commercial loans. The following table depicts the composition of the Company's loan portfolio at the dates indicated.

                                                      March 31,                    December 31,
                                                        2002                          2001
                                               ------------------------      ------------------------
                                                                 % of                          % of
                                                 Amount          Total         Amount          Total
                                               -----------       ------      ----------        ------
                                                                 (dollars in thousands)
Residential mortgage loans:
  Fixed rate                                   $   383,506        30.08%     $  417,402         31.68%
  Adjustable rate                                  152,865        11.99         176,572         13.40
                                               -----------       ------      ----------        ------
    Total residential mortgage loans               536,371        42.07         593,974         45.08

Consumer loans:
  Second mortgages                                 265,780        20.85         269,672         20.46
  Equity lines of credit                            40,609         3.19          36,672          2.78
  Recreational vehicles                             35,315         2.77          38,879          2.95
  Other                                             36,857         2.89          39,805          3.02
                                               -----------       ------      ----------        ------
    Total consumer loans                           378,561        29.70         385,028         29.21

Commercial loans:
  Business loans                                   218,125        17.11         217,968         16.54
  Commercial real estate                           141,745        11.12         120,877          9.17
                                               -----------       ------      ----------        ------
    Total commercial loans                         359,870        28.23         338,845         25.71
                                               -----------       ------      ----------        ------
Total loans receivable                           1,274,802       100.00%      1,317,847        100.00%
                                               -----------       ======      ----------        ======

Less:
  Allowance for loan losses                         14,939                       14,227
  Deferred loan fees                                 2,350                        2,469
  Premium on loans purchased                        (1,159)                      (1,317)
                                               -----------                   ----------
Loans receivable, net                          $ 1,258,672                   $1,302,468
                                               ===========                   ==========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

     Residential mortgage loans totaled $536 million at March 31, 2002, a decrease of $58 million, or 10%, compared to $594 million at December 31, 2001. At March 31, 2002, residential mortgage loans represented 42% of the Company's loan portfolio, compared to 45% at December 31, 2001. The decrease in residential mortgage loans, which was consistent with the Company's strategy to reduce the relative proportion of residential mortgage loans on its balance sheet, reflected high repayments during the quarter as a result of the interest rate environment.

     Consumer loans decreased by $6 million, or 2%, from $385 million at December 31, 2001, to $379 million at March 31, 2002. At March 31, 2002, consumer loans represented 30% of the Company's loan portfolio and were comprised of $266 million of second mortgage loans, $41 million of equity lines of credit, $35 million of recreational vehicle loans, and $37 million of other consumer loans. At December 31, 2001, consumer loans represented 29% of total loans and were comprised of $270 million of second mortgage loans, $37 million of equity lines of credit, $39 million of recreational vehicle loans, and $40 million of other consumer loans. Consumer loans are generally considered to have greater risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain consumer loans are unsecured or involve collateral which is more likely to decline in value than single-family residences.

     Commercial loans increased by $21 million, or 6%, from $339 million at December 31, 2001, to $360 million at March 31, 2002. At March 31, 2002, commercial loans represented 28% of the Company's loan portfolio and were comprised of $218 million of business loans and $142 million of commercial real estate loans. At December 31, 2001, commercial loans represented 26% of total loans and were comprised of $218 million of business loans and $121 million of commercial real estate loans. Commercial loans are generally considered to have greater risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain commercial loans are unsecured or involve collateral which may be more likely to decline in value and may be more difficult to liquidate than single-family residences.

     The increase in the commercial loan portfolio and the decrease in the mortgage loan portfolio during the first quarter of 2002 was in line with the Company's multi-year strategy to shift its business mix from that of a traditional thrift institution to one more reflective of a community bank. A key aspect of this strategy involves a reduction in the relative proportion of residential mortgage loans on the balance sheet.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

     NONPERFORMING ASSETS. The Company's nonperforming assets, which primarily consist of nonaccrual loans, real estate and other assets acquired through foreclosure, and an equity investment in a mortgage servicing partnership, totaled $10.6 million, or 0.60% of assets, at March 31, 2002, compared to $11.9 million, or 0.66% of assets, at December 31, 2001. The decrease was primarily attributable to decreases in real estate owned and nonperforming commercial loans. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.

                                               March 31, 2002            December 31, 2001
                                               --------------            -----------------

                                                          (dollars in thousands)
Residential mortgage loans                        $ 3,605                    $ 3,553
Consumer loans                                      3,616                      3,588
Commercial loans                                      944                      1,330
                                                  -------                    -------
  Total nonperforming loans                         8,165                      8,471
Equity investment                                   1,000                      1,000
Real estate owned and
 other acquired assets, net                         1,483                      2,379
                                                  -------                    -------
  Total nonperforming assets                      $10,648                    $11,850
                                                  =======                    =======
Nonperforming loans to total loans
 held for investment                                 0.64%                      0.64%
                                                     ====                       ====
Total nonperforming assets to
 total assets                                        0.60%                      0.66%
                                                     ====                       ====


     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses totaled $14.9 million at March 31, 2002, compared to $14.2 million at December 31, 2001.

     It is management's policy to maintain an allowance for estimated loan losses based upon the probable losses inherent in the loan portfolio that have occurred as of the date of the financial statements. In determining the allowance for loan losses, Commonwealth assesses prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectability of the loan portfolio. At March 31, 2002, the allowance for loan losses represented 1.17% of total loans held for investment, compared to 1.08% at December 31, 2001.

     The increase in the allowance for loan losses reflected Commonwealth's strategy to increase consumer and commercial lending, while de-emphasizing residential mortgage lending. Consumer and commercial loans generally involve greater credit risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain consumer and commercial loans are unsecured or involve collateral that may be more likely to decline in value and/or may be more difficult to liquidate than single-family residences. At March 31, 2002, consumer and commercial loans represented 58% of total loans, compared to 55% at December 31, 2001. Management will continue to evaluate the allowance for loan losses relative to the level of credit risk in the loan portfolio and make adjustments as appropriate.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

     The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                           For the Quarter Ended March 31,
                                          ---------------------------------
                                            2002                     2001
                                          --------                 --------
                                                (dollars in thousands)
Allowance at beginning of period          $ 14,227                 $ 11,078
Provision for loan losses                    2,200                    1,500
Charge-offs:
  Residential mortgage loans                   (56)                       -
  Consumer loans                            (1,233)                  (1,369)
  Commercial loans                            (315)                     (88)
                                          --------                 --------
    Total charge-offs                       (1,604)                  (1,457)
Recoveries:
  Residential mortgage loans                     -                        1
  Consumer loans                                42                       37
  Commercial loans                              74                       31
                                          --------                 --------
    Total recoveries                           116                       69
                                          --------                 --------
Allowance at end of period                $ 14,939                 $ 11,190
                                          ========                 ========

Allowance for loan losses to
 total nonperforming loans
 at end of period                           182.97%                  144.11%
                                            ======                   ======
Allowance for loan losses to
 total loans held for investment
 at end of period                             1.17%                    0.78%
                                              ====                     ====

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

     INTANGIBLE ASSETS. Intangible assets are comprised of the excess of cost over net assets acquired ("Goodwill") and core deposit intangibles ("CDI"). The Company's intangible assets were recorded in connection with the acquisition of certain business interests of the Tyler Group during the first quarter of 2000, the acquisition of twelve branches in Berks and Lebanon Counties in 1996, and the acquisition of four branches in Philadelphia County in 1995. During the second quarter of 2001, Commonwealth reduced the Tyler Acquisition Goodwill by $0.8 million to reflect the reduced likelihood that the portion of the Tyler purchase price which is dependent on future earnings performance will be paid. Intangible assets are generally amortized over periods not to exceed 13 years. The following table details the components of intangible assets at the dates indicated.

                                March 31, 2002      December 31, 2001
                                --------------      -----------------
                                          (in thousands)
Goodwill (Berks)                    $12,204              $12,626
Goodwill (Philadelphia)               6,778                7,046
Goodwill (Tyler)                      1,117                1,117
                                    -------              -------
    Total Goodwill                   20,099               20,789
CDI (Berks)                           2,557                2,941
CDI (Philadelphia)                    1,100                1,182
                                    -------              -------
    Total                           $23,756              $24,912
                                    =======              =======

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

     Noninterest expense in the first quarter of 2002 and 2001 included the amortization of $1.2 million of intangible assets, consisting primarily of goodwill and core deposit intangibles recorded in connection with the acquisition of deposits and branch office facilities in 1995 and 1996. The recent implementation of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," did not materially impact Commonwealth's amortization of intangible assets.

     DEPOSITS. With respect to deposits, the Company's strategy is to emphasize growth in relatively low-cost core deposits (demand, money market, and savings deposits) through its retail and commercial banking activities, while deemphasizing growth of relatively high-cost certificates of deposit relative to December 31, 2001. Deposits increased by $11 million to $1.5 billion at March 31, 2002. The increase was primarily due to an increase in demand, savings and money market deposits offset, in part, by a decrease in certificates of deposit.

     NOTES PAYABLE AND OTHER BORROWINGS. Notes payable and other borrowings consist of advances from the Federal Home Loan Bank ("FHLB"), securities sold under agreements to repurchase, and commercial repurchase agreements. Notes payable and other borrowings decreased by $25 million, or 21%, from $123 million at December 31, 2001 to $98 million at March 31, 2002. The decrease was primarily due to the $25 million, or 34%, decrease in FHLB advances. FHLB advances decreased from $74 million at December 31, 2001 to $49 million at March 31, 2002. The Company's borrowings are used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business.

     SHAREHOLDERS' EQUITY. Shareholders' equity was $145 million, or 8.2% of assets, as of March 31, 2002, compared to $150 million, or 8.4% of assets, at December 31, 2001. This decrease was primarily the result of common stock repurchases offset, in part, by an increase in retained earnings. During the first quarter of 2002, the Company purchased 0.3 million shares of its common stock, representing an investment of $7 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

     REGULATORY CAPITAL REQUIREMENTS.

     The Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based, and total risk-based capital ratios of 4%, 4%, and 8%, respectively. The capital guidelines require the Bank to risk-weigh its assets and exposure to certain off-balance-sheet items to reflect the different risks associated with various types of assets and certain off-balance-sheet items. Failure to meet the minimum capital requirements could result in certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. As of March 31, 2002, the Bank was in full compliance with all regulatory capital requirements and maintained capital ratios which were generally in line with internal targeted levels. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

     As of March 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tier 1 leverage, tier 1 risk-based, and total risk-based capital ratios of 5%, 6%, and 10%, respectively. There have been no conditions or events since that notification which, in management's opinion, would have changed the Bank's well capitalized status.

     A summary of the Bank's capital amounts and ratios as of March 31, 2002 and December 31, 2001 follows:

                                              March 31, 2002             December 31, 2001
                                              --------------             -----------------
                                                               (in thousands)
Shareholders' equity                           $  139,930                   $  143,170
Intangible assets                                 (23,756)                     (24,912)
Unrealized gain on available-for-sale
 securities, net of tax                              (400)                      (1,663)
                                               ----------                   ----------
Tier 1 capital                                    115,774                      116,595
                                               ==========                   ==========
Tier 2 capital                                     14,958                       14,273
                                               ----------                   ----------
Total risk-based capital                       $  130,958                   $  130,868
                                               ==========                   ==========
Average adjusted total assets                  $1,732,412                   $1,734,654
                                               ==========                   ==========
Risk-weighted assets                           $1,231,516                   $1,230,262
                                               ==========                   ==========
Tier 1 leverage ratio (1)                            6.68%                        6.72%
Tier 1 risk-based ratio (2)                          9.40%                        9.48%
Total risk-based ratio (3)                          10.62%                       10.64%

----------

(1)  Tier 1 capital to adjusted average total assets.

(2)  Tier 1 capital to risk-weighted assets.

(3)  Total risk-based capital to risk-weighted assets.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                             Average Balance Sheets


                                                            Quarter Ended March 31,
                                   ----------------------------------     ----------------------------------
                                               2002                                    2001
                                   ----------------------------------     ----------------------------------
                                                              Average                                Average
(dollars in thousands)              Average                    Yield/     Average                     Yield/
                                    Balance       Interest      Cost      Balance         Interest     Cost
                                   ----------     --------    -------    ----------       --------   -------
Interest-earning assets:
Loans receivable:
  Residential mortgage loans         $563,525      $10,056      7.24%      $832,121       $15,515      7.56%
  Consumer loans                      374,391        8,088      8.76%       383,096         8,738      9.25%
  Commercial loans                    340,510        6,027      7.18%       247,416         4,906      8.04%
                                   ----------     --------    ------     ----------       -------    ------
    Total loans receivable          1,278,426       24,171      7.67%     1,462,633        29,159      8.09%
                                   ----------     --------    ------     ----------       -------    ------
Mortgage-backed securities            222,014        3,085      5.64%       197,994         3,391      6.95%
Investment securities                  64,970          526      3.28%        14,057           205      5.91%
Other earning assets                   39,272          304      3.14%        17,875           436      9.89%
                                   ----------     --------    ------     ----------       -------    ------
Total interest-earning assets       1,604,682       28,086      7.10%     1,692,559        33,191      7.95%
                                                  --------    ------                      -------    ------
Noninterest-earning assets            154,870                               157,599
                                   ----------                            ----------
  Total assets                     $1,759,552                            $1,850,158
                                   ==========                            ==========

Interest-bearing liabilities:
Deposits:
  Checking deposits                  $433,419          589      0.55%      $375,657           850      0.92%
  Money market deposits               411,802        1,729      1.70%       373,345         3,492      3.79%
  Savings deposits                    224,006          692      1.25%       215,084         1,174      2.21%
  Certificates of deposit             414,021        4,288      4.20%       494,841         6,567      5.38%
                                   ----------     --------    ------     ----------       -------    ------
    Total deposits                  1,483,248        7,298      2.00%     1,458,927        12,083      3.36%
                                   ----------     --------    ------     ----------       -------    ------
Notes payable and other borrowings:
  FHLB advances                        62,821        1,077      6.95%       159,398         2,462      6.26%
  Repurchase agreements                10,000          172      6.98%        34,167           559      6.64%
  Commercial repurchase
   agreements                          35,599          129      1.47%        15,295           182      4.83%
                                   ----------     --------    ------     ----------       -------    ------
    Total borrowings                  108,420        1,378      5.15%       208,860         3,203      6.22%
                                   ----------     --------    ------     ----------       -------    ------
Total interest-bearing
 liabilities                        1,591,668       $8,676      2.21%     1,667,787       $15,286      3.72%
                                                  --------    ------                      -------    ------
Noninterest-bearing liabilities        17,788                                21,738
                                   ----------                            ----------
  Total liabilities                 1,609,456                             1,689,525
Shareholders' equity                  150,096                               160,633
                                   ----------                            ----------
  Total liabilities and equity     $1,759,552                            $1,850,158
                                   ==========                            ==========

Yield on interest-earning assets                                7.10%                                  7.95%

Cost of supporting funds                                        2.19%                                  3.66%

Net interest margin:
  Taxable equivalent basis                         $19,410      4.91%                     $17,905      4.29%
  Without taxable equivalent
   adjustments                                     $19,148      4.84%                     $17,724      4.25%


                                                          Year Ended December 31,
                                   --------------------------------    -------------------------------
                                                 2001                                2000
                                   --------------------------------    -------------------------------
                                                            Average                            Average
(dollars in thousands)               Average                 Yield/      Average                Yield/
                                     Balance    Interest      Cost       Balance    Interest     Cost
                                   ----------   --------    -------    ----------   --------   -------
Interest-earning assets:
Loans receivable:
  Residential mortgage loans         $728,034    $53,578      7.36%      $866,698    $63,592     7.34%
  Consumer loans                      385,215     35,242      9.15%       351,778     32,334     9.19%
  Commercial loans                    283,646     22,785      8.03%       211,784     19,155     9.04%
                                   ----------   --------    ------     ----------   --------    -----
    Total loans receivable          1,396,895    111,605      7.99%     1,430,260    115,081     8.05%
                                   ----------   --------    ------     ----------   --------    -----
Mortgage-backed securities            176,152     11,523      6.54%       246,738     17,125     6.94%
Investment securities                  22,600      1,166      5.16%        34,602      2,141     6.19%
Other earning assets                   45,427      2,285      5.03%        18,753      2,021    10.78%
                                   ----------   --------    ------     ----------   --------    -----
Total interest-earning assets       1,641,074    126,579      7.71%     1,730,353    136,368     7.88%
                                                --------    ------                  --------    -----
Noninterest-earning assets            159,112                             147,211
                                   ----------                          ----------
  Total assets                     $1,800,186                          $1,877,564
                                   ==========                          ==========

Interest-bearing liabilities:
Deposits:
  Checking deposits                  $396,140      3,166      0.80%      $356,737      2,843     0.80%
  Money market deposits               382,131     11,531      3.02%       377,160     14,577     3.86%
  Savings deposits                    218,281      4,061      1.86%       220,844      4,889     2.21%
  Certificates of deposit             464,761     23,652      5.09%       516,779     26,697     5.17%
                                   ----------   --------    ------     ----------   --------    -----
    Total deposits                  1,461,313     42,410      2.90%     1,471,520     49,006     3.33%
                                   ----------   --------    ------     ----------   --------    -----
Notes payable and other borrowings:
  FHLB advances                       114,808      7,388      6.44%       138,714      8,611     6.21%
  Repurchase agreements                18,260      1,229      6.73%        65,646      3,979     6.06%
  Commercial repurchase
   agreements                          22,566        699      3.10%        14,453        710     4.91%
                                   ----------   --------    ------     ----------   --------    -----
    Total borrowings                  155,634      9,316      5.99%       218,813     13,300     6.08%
                                   ----------   --------    ------     ----------   --------    -----
Total interest-bearing
 liabilities                        1,616,947    $51,726      3.20%     1,690,333    $62,306     3.69%
                                                --------    ------                  --------    -----
Noninterest-bearing liabilities        24,332                              34,386
                                   ----------                          ----------
  Total liabilities                 1,641,279                           1,724,719
Shareholders' equity                  158,907                             152,845
                                   ----------                          ----------
  Total liabilities and equity     $1,800,186                          $1,877,564
                                   ==========                          ==========

Yield on interest-earning assets                              7.71%                              7.88%

Cost of supporting funds                                      3.15%                              3.60%

Net interest margin:
  Taxable equivalent basis                       $74,853      4.56%                  $74,062     4.28%
  Without taxable equivalent
   adjustments                                   $74,047      4.51%                  $73,456     4.25%


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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002 AND
2001.

     GENERAL. Net income was $4.3 million, or $0.43 per common share on a diluted basis, for the first quarter of 2002. This compared to net income of $1.4 million, or $0.13 per common share on a diluted basis, for the first quarter of 2001.

     The results for the first quarter of 2001 were affected by:

- A $2.3 million pre-tax charge associated with the restructuring of Commonwealth's mortgage banking business;
- A $0.7 million pre-tax charge relating to the retirement of Commonwealth's former Chief Executive Officer; and
- A $0.5 million pre-tax charge relating to the resolution of legal proceedings concerning a loan acquired in the 1970's.

     Exclusive of these three items, net income for the first quarter of 2001 would have been $4.0 million, or $0.37 per common share on a diluted basis.

     NET INTEREST INCOME. Net interest income was $19.1 million in the first quarter of 2002, compared to $17.7 million in the first quarter of 2001. The increase was primarily attributable to a higher net interest margin, which was partially offset by a decrease in average interest-earning assets. Net interest income for the first quarter of 2001 was also adversely affected by a $0.5 million charge relating to the resolution of legal proceedings concerning a loan acquired in the 1970's.

     Average interest-earning assets totaled $1.6 billion for the quarter ended March 31, 2002, compared to $1.7 billion for quarter ended March 31, 2001. The decrease in average interest-earning assets was due primarily to a decrease in loans receivable offset, in part, by increases in investment securities, mortgage-backed securities and other interest-earning assets.

     Average loans were $1.3 billion for the quarter ended March 31, 2002, compared to $1.5 billion for quarter ended March 31, 2001. Compared to the first quarter of 2001, average mortgage loans decreased 32% to $564 million, average consumer loans decreased 2% to $374 million and average commercial loans increased 38% to $341 million, in the first quarter of 2002.

     The net interest margin on a fully taxable equivalent basis was 4.91% in the first quarter of 2002, compared to 4.29% in the first quarter of 2001. The increase was primarily attributable to a 1.51% decrease in the cost of interest-bearing liabilities, which was partially offset by an 0.85% decrease in the yield on interest-earning assets. The decrease in the cost of interest-bearing liabilities was primarily related to a reduction in the average cost of various types of deposits due to a decline in market interest rates, as well as a favorable change in funding mix. The decrease in the yield on interest-earning assets was primarily related to a reduction in market interest rates. As previously noted, the net interest margin in the first quarter of 2001 was impacted by the $0.5 million charge relating to the resolution of legal proceedings concerning a loan. Exclusive of this item, the net interest margin on a fully taxable equivalent basis would have been 4.41% in the first quarter of 2001.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

     PROVISION FOR LOAN LOSSES. Provision for loan losses totaled $2.2 million in the first quarter of 2002, compared to $1.5 million in the first quarter of 2001. Net credit losses totaled $1.5 million, or 0.47% of average loans, in the first quarter of 2002. This compared to $1.4 million, or 0.38% of average loans, in the first quarter of 2001. At March 31, 2002, the allowance for loan losses totaled $14.9 million, or 1.17% of loans, compared to $14.2 million, or 1.08% of loans, at December 31, 2001. The increase in the allowance for loan losses reflected Commonwealth's strategy to increase consumer and commercial lending, while de-emphasizing residential mortgage lending. Consumer and commercial loans generally involve greater credit risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain commercial and consumer loans are unsecured or involve collateral that may be more likely to decline in value and/or may be more difficult to liquidate than single-family residences. At March 31, 2002, consumer and commercial loans represented 58% of total loans, compared to 55% at December 31, 2001. Management will continue to evaluate the allowance for loan losses relative to the level of credit risk in the loan portfolio and make adjustments as appropriate.

     NONINTEREST INCOME. Noninterest income totaled $5.1 million in the first quarter of 2002, compared to $5.5 million in the first quarter of 2001. The decrease reflected a $1.2 million decrease in the net gain on sale of mortgage loans, which was attributable to the restructuring of Commonwealth's mortgage banking business. This decrease was partially offset by a $0.6 million increase in deposit fees and a $0.2 million increase in financial services fees.

     NONINTEREST EXPENSE. Noninterest expense was $16.1 million in the first quarter of 2002, compared to $19.9 million in the first quarter of 2001. The results for the first quarter of 2001 were adversely affected by the $2.3 million charge associated with the restructuring of Commonwealth's mortgage banking business, and the $0.7 million charge relating to the retirement of Commonwealth's former Chief Executive Officer. Exclusive of these items, noninterest expense would have been $16.9 million in the first quarter of 2001. The decrease in noninterest expense in the first quarter of 2002, relative to the adjusted level for the first quarter of 2001, was primarily related to a reduction in mortgage banking expenses, which was, in turn, attributable to the restructuring of Commonwealth's mortgage banking business. Core noninterest expense excluding amortization of intangible assets totaled 61.1% of core noninterest income and net interest income on a fully taxable equivalent basis in the first quarter of 2002. This compared to 65.5% in the first quarter of 2001.

     Noninterest expense in the first quarter of 2002 and 2001 included the amortization of $1.2 million of intangible assets, consisting primarily of goodwill and core deposit intangibles recorded in connection with the acquisition of deposits and branch office facilities in 1995 and 1996. The recent implementation of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," did not materially impact Commonwealth's amortization of intangible assets.

     INCOME TAXES. Provision for income taxes was $1.6 million, or 27.0% of income before income taxes, in the first quarter of 2002, compared to $0.5 million, or 25.0%, in the first quarter of 2001. The increase in the effective tax rate in the first quarter of 2002 was primarily attributable to higher pre-tax income, which resulted in a lower relative percentage of tax-exempt income to total income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Commonwealth uses simulation models to analyze the estimated effects on net interest income under multiple interest rate scenarios, including increases and decreases in interest rates amounting to 100, 200, and 300 basis points. Each scenario is modeled for a change in net interest income over a two year period. Similar simulation models are prepared to analyze the Company's net asset value, which is the present value of the cash flows generated by the Company's assets minus the present value of the cash flows generated by the Company's liabilities, plus or minus the net cash flows produced by off-balance sheet contracts. At March 31, 2002, the Company's income simulation model indicates net interest income would decrease by 1.29% over a two year period if interest rates increased by 200 basis points. The model projects that net interest income would decrease by 8.85% over a two year period if rates decreased by 200 basis points. The anticipated changes in the level of net interest income and net asset value over the various scenarios were within limits established by the Asset/Liability Committee.

     Because there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The net asset value is significantly impacted by the estimated effect of repayments on the value of loans and mortgage-backed securities. Further, this analysis is based on the Company's assets, liabilities, and off-balance-sheet instruments at March 31, 2002 and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

     Management believes that the assumptions utilized to evaluate the vulnerability of the Company's operations to changes in interest rates approximate actual experience and considers them to be reasonable. However, the interest rate sensitivity of the Company's assets and liabilities could vary substantially if different assumptions were used or actual experiences were to differ from historical experience.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As of March 31, 2002, there were no material legal proceedings, other than as previously reported in the Company's 2001 Annual Report on Form 10-K, to which the Company or any of its subsidiaries is a party, or to which any of their property is subject, other than proceedings routine to the business of the Company and its subsidiaries.

     In August 1995, the Bank commenced litigation against the United States in the U.S. Court of Federal Claims (the "Claims Court") seeking to recover damages or other monetary relief for the loss of its supervisory goodwill. The suit alleged that the treatment of such goodwill mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") constituted a breach of contract between the Bank and the United States and an unlawful taking of property by the United States without just compensation or due process in violation of the U.S. Constitution. The suit arose out of the Bank's acquisition of First Family Federal Savings and Loan Association of Lansdale, Pennsylvania in 1982, pursuant to which the government agreed to the use of the purchase method of accounting under generally accepted accounting principles and the recording of goodwill as an asset resulting from the voluntary supervisory merger.

     In recent years, the Claims Court, the United States Court of Appeals for the Federal Circuit ("Federal Circuit"), and the United States Supreme Court ("Supreme Court") have handed down decisions relating to the liability portion of the breach of contract claims brought by other thrift institutions. On July 1, 1996, the Supreme Court ruled in the consolidated cases (United States v. Winstar Corporation, the "Winstar-related cases") and determined that when Congress adopted the accounting changes to supervisory goodwill specified in FIRREA, the government had breached contractual agreements with these thrift institutions regarding the accounting rules.

     Pursuant to a Case Management Order entered in 1996, the Company's case was assigned to the "Third Wave" group of Winstar-related cases. Since then the case has been dormant, although in 1999, the Bank filed for summary judgment on liability for breach of contract. The Claims Court has yet to rule on the motion. On January 7, 2002, the Claims Court ordered that discovery in the Third Wave cases, including the Company's case, commence on June 7, 2002. Given this development, the Company's counsel conducted a comprehensive review of the case in light of judicial decisions and other developments in the Winstar-related cases in recent years. Counsel's review involved a thorough analysis of the case and the application by counsel of their substantial experience in more than ten other Winstar-related cases. Among other things, counsel carefully evaluated the damage claims the Company may reasonably pursue in light of a number of adverse appellate decisions on the issue of damages that have been rendered in Winstar-related cases over the past several years. After taking into consideration the underlying facts of the Company's case, recent adverse appellate decisions on damages and the significant costs of pursuing discovery, pretrial preparation and a trial, including costs incurred on expert witness reports and testimony, counsel concluded that the significant costs did not support proceeding with the case in light of the likelihood that any damage award would be limited and may be less then the costs of litigation, even assuming the Company prevails on contract liability. Accordingly, counsel recommended the Company voluntarily dismiss the case. After careful consideration of counsel's report and recommendation, in April 2002 the Company withdrew its claim against the United States and the case was dismissed.

     During the first quarter of 2000, Fiserv Solutions, Inc. ("Fiserv"), the Company's previous item processing provider, brought an arbitration action against the Company. This arbitration action claimed that the Company is liable to Fiserv for liquidated damages related to the termination of an Item Processing and Asset Transfer Agreement. This arbitration action was settled during May 2002 resulting in the payment by the Company of $0.5 million, which amount had been previously reserved in connection with this claim. As such, the settlement of this arbitration action will not result in an additional charge to earnings.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) An annual meeting of stockholders of the Company was held on April 16, 2002 ("Annual Meeting").

     (b)  Not applicable.

     (c) There were 10,191,994 shares of common stock of the Company eligible to be voted at the Annual Meeting and 7,766,290 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

     1.   Election of directors for a three-year term.

                                     FOR            WITHHELD
                                   ---------        --------
     Joseph E. Colen, Jr.          7,700,805         65,485

     Michael T. Kennedy            7,700,536         65,754

     Patrick J. Ward               7,697,920         68,370


     2. Proposal to ratify the appointment of Beard Miller Company LLP as the Company's independent auditors for the year ending December 31, 2002.

                     FOR            AGAINST        ABSTAIN
                  ---------         -------        -------
                  7,708,240         33,305         24,745


     The proposals were adopted by the stockholders of the Company. There were no "broker non-votes" at the meeting.

     (d)  Not applicable


ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a)   Not applicable

     b) On January 16, 2002, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the fourth quarter of 2001. On January 22, 2002, the Company filed a Current Report on Form 8-K to report under Item 4, the termination of Arthur Andersen LLP as the Company's independent accountants effective with the completion of Arthur Andersen's report on Commonwealth's financial statements for the fiscal year ended December 31, 2001. On March 18, 2002, the Company filed a Current Report on Form 8-KA to report under Item 4, that Arthur Andersen completed its report of Commonwealth's financial statements for the fiscal year ended December 31, 2001 and Commonwealth terminated the services of Arthur Andersen and engaged Beard Miller Company LLP. On March 19, 2002, the Company filed a Current Report on Form 8-K to report under Item 5, its declared cash dividend. On April 16, 2002, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the first quarter of 2002 and a presentation used in connection with its Annual Meeting of Stockholders on April 16, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           COMMONWEALTH BANCORP, INC.




DATE: May 1, 2002                          /s/ Patrick J. Ward
                                           -------------------------------------
                                           Patrick J. Ward
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



DATE: May 1, 2002                          /s/ Charles M. Johnston
                                           -------------------------------------
                                           Charles M. Johnston
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)