Form 10-Q
period 2002-06-30
COMMONWEALTH BANCORP INC
filed 2002-08-13
CIK 1005126

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended...................................June 30, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from............... to.......................


         Commission File No............................................0-27942

                           Commonwealth Bancorp, Inc.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                    23-2828883
       ------------                                    -------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification Number)

       Commonwealth Bank Plaza
       2 West Lafayette Street
       Norristown, Pennsylvania                        19401-4758
       ------------------------                        ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 29, 2002, there were 18,068,127 issued and 9,732,922 outstanding shares of the Registrant's Common Stock.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                                TABLE OF CONTENTS


    Item                                                                                                    Page
     No.                                                                                                    No.
     ---                                                                                                    ---

               PART I - CONSOLIDATED FINANCIAL INFORMATION

      1        Consolidated Financial Statements

               Consolidated Balance Sheets at June 30, 2002 and December 31, 2001                            3

               Consolidated Statements of Income for the Quarters and Six Month
                 Periods Ended June 30, 2002 and 2001                                                        4

               Consolidated Statements of Changes in Shareholders' Equity for the Six Month
                 Periods Ended June 30, 2002 and 2001                                                        5

               Consolidated Statements of Cash Flows for the Six Month
                 Periods Ended June 30, 2002 and 2001                                                        6

               Notes to Consolidated Financial Statements                                                    8

      2        Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                                  14

      3        Quantitative and Qualitative Disclosures about Market Risk                                    28


                PART II - OTHER INFORMATION

      1         Legal Proceedings                                                                            29

      2         Changes in Securities                                                                        29

      3         Default Upon Senior Securities                                                               29

      4         Submission of Matters to a Vote of Security Holders                                          29

      5         Other Information                                                                            29

      6         Exhibits and Reports on Form 8-K                                                             29

                Signatures                                                                                   30

                   Commonwealth Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                                              June 30,         December 31,
                                                                                                2002               2001
                                                                                           ---------------     --------------
Assets:                                                                                     (Unaudited)          (Note 1)
Cash and due from banks                                                                           $65,835            $72,127
Interest-bearing deposits                                                                          11,210             45,761
Investment securities
   Securities available for sale (cost of $17,017
     and $77,042, respectively), at market value                                                   17,342             77,136
Mortgage-backed securities
   Securities available for sale (cost of $344,424
     and $168,388, respectively), at market value                                                 350,593            170,860
Loans receivable, net                                                                           1,207,033          1,302,468
FHLB stock, at cost                                                                                 9,870             12,565
Premises and equipment, net                                                                        13,330             13,555
Intangible assets, net                                                                             22,599             24,912
Accrued interest receivable and other assets, including net
  deferred taxes of $6,931 and $8,227, respectively                                                66,008             64,888
                                                                                           ---------------     --------------
              Total assets                                                                     $1,763,820         $1,784,272
                                                                                           ===============     ==============

Liabilities:
Deposits                                                                                       $1,468,664         $1,494,407
Notes payable and other borrowings:
   Secured notes due to Federal Home Loan Bank of Pittsburgh                                       69,362             74,123
   Securities sold under agreements to repurchase                                                  10,000             10,000
   Commercial repurchase agreements                                                                45,719             39,027
Accrued interest payable, accrued expenses and other liabilities                                   25,774             17,088
                                                                                           ---------------     --------------
              Total liabilities                                                                 1,619,519          1,634,645
                                                                                           ---------------     --------------

Commitments and contingencies                                                                           -                  -

Shareholders' equity:
Preferred stock, $0.10 par value; 5,000,000 shares
   authorized; none issued                                                                              -                  -
Common stock, $0.10 par value; 30,000,000 shares authorized;
    18,068,127 shares issued and 9,764,127 outstanding at June 30, 2002
    18,068,127 shares issued and 10,350,814 outstanding at December 31, 2001                        1,807              1,807
Additional paid-in capital                                                                        140,848            139,981
Retained earnings                                                                                 156,320            150,743
Unearned stock benefit plan compensation                                                           (4,276)            (4,799)
Accumulated other comprehensive income                                                              4,232              1,681
Treasury stock, at cost; 8,304,000 and 7,717,313 shares at June 30, 2002
   and December 31, 2001, respectively                                                           (154,630)          (139,786)
                                                                                           ---------------     --------------
              Total shareholders' equity                                                          144,301            149,627
                                                                                           ---------------     --------------
              Total liabilities and shareholders' equity                                       $1,763,820         $1,784,272
                                                                                           ===============     ==============


The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
               (in thousands, except share and per share amounts)

                                                                                       For the Quarter
                                                                                        Ended June 30,
                                                                                  2002                2001
                                                                              --------------    -----------------
                                                                                         (Unaudited)

Interest income:
  Interest on loans                                                                 $22,879              $28,501
  Interest and dividends on deposits and money
     market investments                                                                 183                  588
  Interest on investment securities                                                     237                  149
  Interest on mortgage-backed securities                                              4,352                3,084
                                                                              --------------    -----------------

                  Total interest income                                              27,651               32,322

Interest expense:
  Interest on deposits                                                                6,625               11,555
  Interest on notes payable and other borrowings                                      1,212                2,480
                                                                              --------------    -----------------

                  Total interest expense                                              7,837               14,035
                                                                              --------------    -----------------

                  Net interest income                                                19,814               18,287

Provision for loan losses                                                             1,500                2,250
                                                                              --------------    -----------------

                  Net interest income after provision for loan losses                18,314               16,037

Noninterest income:
  Deposit fees and related income                                                     3,986                3,490
  Financial services fees                                                               586                  450
  Miscellaneous income                                                                  898                  791
  Net gain on sale of mortgage loans                                                      -                  371
                                                                              --------------    -----------------

                  Total noninterest income                                            5,470                5,102
                                                                              --------------    -----------------

Noninterest expense:
  Compensation and employee benefits                                                  7,939                7,467
  Occupancy and office operations                                                     2,391                2,318
  Amortization of intangible assets                                                   1,156                1,135
  Other                                                                               5,196                4,801
                                                                              --------------    -----------------

                  Total noninterest expense                                          16,682               15,721
                                                                              --------------    -----------------

                  Income before income taxes                                          7,102                5,418

Income tax provision                                                                  2,048                1,354
                                                                              --------------    -----------------

Net income                                                                           $5,054               $4,064
                                                                              ==============    =================

Basic weighted average number of shares outstanding                               9,438,741           10,487,756
                                                                              ==============    =================

Basic earnings per share                                                              $0.54                $0.39
                                                                              ==============    =================

Diluted weighted average number of shares outstanding                             9,966,972           10,812,469
                                                                              ==============    =================

Diluted earnings per share                                                            $0.51                $0.38
                                                                              ==============    =================

Dividends declared per share                                                          $0.17                $0.14
                                                                              ==============    =================

                                                                                      For the Six Months
                                                                                         Ended June 30,
                                                                                   2002                 2001
                                                                              ----------------    -----------------
                                                                                          (Unaudited)

Interest income:
  Interest on loans                                                                   $46,853              $57,535
  Interest and dividends on deposits and money
     market investments                                                                   487                1,024
  Interest on investment securities                                                       698                  298
  Interest on mortgage-backed securities                                                7,437                6,475
                                                                              ----------------    -----------------

                  Total interest income                                                55,475               65,332

Interest expense:
  Interest on deposits                                                                 13,923               23,638
  Interest on notes payable and other borrowings                                        2,590                5,683
                                                                              ----------------    -----------------

                  Total interest expense                                               16,513               29,321
                                                                              ----------------    -----------------

                  Net interest income                                                  38,962               36,011

Provision for loan losses                                                               3,700                3,750
                                                                              ----------------    -----------------

                  Net interest income after provision for loan losses                  35,262               32,261

Noninterest income:
  Deposit fees and related income                                                       7,557                6,467
  Financial services fees                                                               1,206                  843
  Miscellaneous income                                                                  1,762                1,711
  Net gain on sale of mortgage loans                                                        -                1,612
                                                                              ----------------    -----------------

                  Total noninterest income                                             10,525               10,633
                                                                              ----------------    -----------------

Noninterest expense:
  Compensation and employee benefits                                                   15,499               17,065
  Occupancy and office operations                                                       4,914                4,842
  Amortization of intangible assets                                                     2,313                2,369
  Other                                                                                10,055               11,354
                                                                              ----------------    -----------------

                  Total noninterest expense                                            32,781               35,630
                                                                              ----------------    -----------------

                  Income before income taxes                                           13,006                7,264

Income tax provision                                                                    3,642                1,816
                                                                              ----------------    -----------------

Net income                                                                             $9,364               $5,448
                                                                              ================    =================

Basic weighted average number of shares outstanding                                 9,559,432           10,532,642
                                                                              ================    =================

Basic earnings per share                                                                $0.98                $0.52
                                                                              ================    =================

Diluted weighted average number of shares outstanding                              10,033,619           10,873,670
                                                                              ================    =================

Diluted earnings per share                                                              $0.93                $0.50
                                                                              ================    =================

Dividends declared per share                                                            $0.34                $0.28
                                                                              ================    =================


The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                 (in thousands)


                                                                                                      Unearned
                                                    Common                Additional                    Stock
                                                    Shares       Common     Paid-In      Retained    Benefit Plan
                                                  Outstanding    Stock      Capital      Earnings    Compensation
-----------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                            11,309     $1,807    $138,166       $145,869     ($6,596)
      Comprehensive income:
        Net income                                                                             5,448
          Other-unrealized gain on marketable
           securities, net of $410 tax expense

        Total comprehensive income

      Dividends                                                                               (2,977)
      Release of ESOP shares                                                      488                        460
      Amortization of unearned compensation                                                                  445
      Stock issued pursuant to benefit plans               282                     44         (2,508)
      Purchase of treasury stock                          (521)
                                                 ----------------------------------------------------------------
Balance at June 30, 2001                                11,070     $1,807    $138,698       $145,832     ($5,691)
                                                 ================================================================


Balance at December 31, 2001                            10,351     $1,807    $139,981       $150,743     ($4,799)
      Comprehensive income:
        Net income                                                                             9,364
          Other-unrealized gain on marketable
           securities, net of $1,374 tax expense

        Total comprehensive income

      Dividends                                                                               (3,149)
      Release of ESOP shares                                                      856                        460
      Amortization of unearned compensation                                                                   63
      Stock issued pursuant to benefit plans                40                     11           (638)
      Purchase of treasury stock                          (627)
                                                 ----------------------------------------------------------------
Balance at June 30, 2002                                 9,764     $1,807    $140,848       $156,320     ($4,276)
                                                 ================================================================

                                                   Accumulated
                                                      Other
                                                  Comprehensive   Treasury
                                                     Income         Stock       Total
------------------------------------------------------------------------------------------

Balance at December 31, 2000                              $1,286   ($120,079)    $160,453
      Comprehensive income:
        Net income                                                                  5,448
          Other-unrealized gain on marketable
           securities, net of $410 tax expense               761                      761
                                                                             -------------
        Total comprehensive income                                                  6,209
                                                                             -------------
      Dividends                                                                    (2,977)
      Release of ESOP shares                                                          948
      Amortization of unearned compensation                                           445
      Stock issued pursuant to benefit plans                           4,849        2,385
      Purchase of treasury stock                                      (9,276)      (9,276)
                                                 -----------------------------------------
Balance at June 30, 2001                                  $2,047   ($124,506)    $158,187
                                                 =========================================


Balance at December 31, 2001                              $1,681   ($139,786)    $149,627
      Comprehensive income:
        Net income                                                                  9,364
          Other-unrealized gain on marketable
           securities, net of $1,374 tax expense           2,551                    2,551
                                                                             -------------
        Total comprehensive income                                                 11,915
                                                                             -------------
      Dividends                                                                    (3,149)
      Release of ESOP shares                                                        1,316
      Amortization of unearned compensation                                            63
      Stock issued pursuant to benefit plans                           1,016          389
      Purchase of treasury stock                                     (15,860)     (15,860)
                                                 -----------------------------------------
Balance at June 30, 2002                                  $4,232   ($154,630)    $144,301
                                                 =========================================


The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                               For the Six Months
                                                                                                  Ended June 30,
                                                                                        ---------------------------------
                                                                                             2002              2001
                                                                                        ---------------   ---------------
                                                                                                   (Unaudited)
Operating activities:
   Net income                                                                                   $9,364            $5,448
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities-
      Proceeds from loans sold to others                                                         5,030           193,480
      Loans originated for sale                                                                 (4,373)          (84,492)
      Purchases of loans held for sale                                                              -            (70,620)
      Principal collection on mortgage loans held for sale                                          -                235
      Net gain on sale of mortgage loans                                                            -             (1,612)
      Decrease in net deferred loan fees                                                          (203)             (456)
      Provision for loan losses and foreclosed real estate                                       3,700             3,750
      Depreciation and amortization                                                              1,336             1,349
      Net amortization of other assets and liabilities                                           3,480             3,912
      Interest reinvested on repurchase agreements                                                (384)             (847)
      Changes in assets and liabilities-
         Increase in accrued interest receivable and other assets                               (3,583)             (321)
         Increase in accrued interest payable,
           accrued expenses and other liabilities                                                8,686             1,427
                                                                                        ---------------   ---------------
            Net cash provided by operating activities                                          $23,053           $51,253
                                                                                        ---------------   ---------------








The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                For the Six Months
                                                                                                  Ended June 30,
                                                                                        ---------------------------------
                                                                                             2002              2001
                                                                                        ---------------   ---------------
                                                                                                   (Unaudited)
Investing activities:
   Purchases of investment securities                                                         ($53,097)             ($79)
   Proceeds from sale or call of investment securities                                         110,418                -
   Purchases of mortgage-backed securities                                                    (220,421)               -
   Principal collected on mortgage-backed securities                                            44,386            31,578
   Principal collected on loans                                                                354,994           160,741
   Loans originated                                                                           (254,254)         (132,112)
   Loans purchased                                                                              (6,782)           (6,723)
   Sales of real estate acquired through foreclosure                                             1,324               838
   Sale of FHLB stock                                                                            2,695             5,835
   Purchases of premises and equipment                                                          (1,111)             (674)
                                                                                        ---------------   ---------------
         Net cash (used in) provided by investing activities                                   (21,848)           59,404
                                                                                        ---------------   ---------------

Financing activities:
   Net (decrease) increase in deposits                                                         (25,743)            9,476
   Repayment of notes payable and other borrowings, net of proceeds                              2,315           (65,038)
   Net purchase of common stock                                                                (15,471)           (6,891)
   Cash dividends paid                                                                          (3,149)           (2,977)
                                                                                        ---------------   ---------------
         Net cash used in financing activities                                                 (42,048)          (65,430)
                                                                                        ---------------   ---------------
         Net (decrease) increase in cash and cash equivalents                                  (40,843)           45,227
Cash and cash equivalents at beginning of period                                               117,888            66,700
                                                                                        ---------------   ---------------
Cash and cash equivalents at end of period                                                     $77,045          $111,927
                                                                                        ===============   ===============

Supplemental disclosures of cash flow information:
  Cash paid during the year for -
       Interest                                                                                $12,924           $23,187
                                                                                        ===============   ===============
       Income taxes                                                                             $4,200            $3,000
                                                                                        ===============   ===============





The accompanying notes are an integral part of these statements.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial condition of Commonwealth Bancorp, Inc. ("Commonwealth" or the "Company") as of June 30, 2002, and the results of operations, changes in shareholders' equity, and cash flows for the periods presented.

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

         The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States for interim financial information, Article 10 of Regulation S-X, and the instructions for Form 10-Q. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain items in the 2001 financial statements have been reclassified in order to conform with the 2002 financial statement presentation.

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

3.       Shareholders' Equity

         At June 30, 2002, shareholders' equity totaled $144 million, or 8.2% of assets, compared to $150 million, or 8.4%, at December 31, 2001. The decrease was primarily the result of common stock repurchases offset, in part, by an increase in retained earnings and accumulated other comprehensive income.

         During the first six months of 2002, the Company purchased 0.6 million shares of its common stock, representing purchases of $16 million. During the first six months of 2001, the Company purchased 0.5 million shares of its common stock, representing purchases of $9 million. The repurchased shares were held as treasury stock at June 30, 2002, and are reserved for general corporate purposes.

         On June 18, 2002, the Board of Directors declared a $0.17 per share cash dividend for the quarter ended June 30, 2002, which was made payable to shareholders of record at the close of business on June 28, 2002. This dividend was paid on July 12, 2002.

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

5.       Earnings Per Share

         Basic earnings per share ("EPS") is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for the Company's Employee Stock Ownership Plan ("ESOP") shares that have not been committed to be released, and the effects of unissued shares held by the Company's Management Recognition Plans ("Recognition Plans"). Options, warrants, and other potentially dilutive securities and treasury shares are excluded from the basic calculation.

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

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Basic weighted average number of common shares outstanding and diluted weighted average number of common shares outstanding for the periods indicated were as follows:

                                                                           For the Quarter Ended June 30,
                                                                        ----------------------------------
                                                                           2002                    2001
                                                                        ---------               ----------

Basic weighted average number of common shares outstanding              9,438,741               10,487,756

Effect of dilutive securities:
    Stock options                                                         505,271                  285,583
    Recognition Plan stock                                                 22,960                   39,130
                                                                        ---------               ----------

Diluted weighted average number of common shares outstanding            9,966,972               10,812,469
                                                                        =========               ==========

         Basic EPS was $0.54 per common share for the quarter ended June 30, 2002, compared to $0.39 per common share for the quarter ended June 30, 2001. Diluted EPS was $0.51 per common share for the quarter ended June 30, 2002, compared to $0.38 per common share for the quarter ended June 30, 2001.


                                                                          For the Six Months Ended June 30,
                                                                         ----------------------------------
                                                                            2002                     2001
                                                                         ---------                ----------


Basic weighted average number of common shares outstanding                9,559,432               10,532,642

Effect of dilutive securities:
    Stock options                                                           453,699                  310,333
    Recognition Plan stock                                                   20,488                   30,695
                                                                         ----------               ----------

Diluted weighted average number of common shares outstanding             10,033,619               10,873,670
                                                                         ==========               ==========

         Basic EPS was $0.98 per common share for the six months ended June 30, 2002, compared to $0.52 per common share for the six months ended June 30, 2001. Diluted EPS was $0.93 per common share for the six months ended June 30, 2002, compared to $0.50 per common share for the six months ended June 30, 2001.

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

                                                                    For the Quarter Ended June 30,
                                         ----------------------------------------------------------------------------------
                                                         2002                                        2001
                                         ---------------------------------------   ----------------------------------------

                                         Community       Mortgage                  Community      Mortgage
                                         Banking         Banking        Total      Banking        Banking         Total
                                         ---------------------------------------   ----------------------------------------
                                                                          (in thousands)

Net interest income after
 Provision for loan losses                $     18,314   $     -    $     18,314   $     16,064   $     (27)  $    16,037

Noninterest income:
  Servicing fees                                    -          -              -             (76)        236           160
  Net gain on sale of mortgage loans                -          -              -             (51)        422           371
  Other                                          5,470         -           5,470          4,571          -          4,571
                                          ------------   --------   ------------   ------------   ---------   -----------
  Total noninterest income                       5,470         -           5,470          4,444         658         5,102
                                          ------------   --------   ------------   ------------   ---------   -----------

Noninterest expense:
 Compensation and employee benefits              7,939         -           7,939          7,287         180         7,467
 Other                                           8,743         -           8,743          7,692         562         8,254
                                          ------------   --------   ------------   ------------   ---------   -----------
  Total noninterest expense                     16,682         -          16,682         14,979         742        15,721
                                          ------------   --------   ------------   ------------   ---------   -----------

Income (loss) before income taxes                7,102         -           7,102          5,529        (111)        5,418

Income tax provision (benefit)                   2,048         -           2,048          1,393         (39)        1,354
                                          ------------   --------   ------------   ------------   ---------   -----------

Net income (loss)                         $      5,054   $     -    $      5,054   $      4,136   $     (72)  $     4,064
                                          ============   ========   ============   ============   =========   ===========

Assets                                    $  1,763,820   $     -    $  1,763,820   $  1,801,345   $  10,117   $ 1,811,462
Liabilities                               $  1,619,519   $     -    $  1,619,519   $  1,644,904   $   8,371   $ 1,653,275
Shareholders' equity                      $    144,301   $     -    $    144,301   $    156,441   $   1,746   $   158,187

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    For the Six Months Ended June 30,
                                         ----------------------------------------------------------------------------------
                                                         2002                                        2001
                                         ---------------------------------------   ----------------------------------------

                                         Community       Mortgage                  Community      Mortgage
                                         Banking         Banking        Total      Banking        Banking         Total
                                         ---------------------------------------   ----------------------------------------
                                                                          (in thousands)

Net interest income after
 provision for loan losses                $     35,262   $     -    $     35,262   $     32,064   $     197   $    32,261

Noninterest income:
  Servicing fees                                    -          -              -            (307)        703           396
  Net gain on sale of mortgage loans                -          -              -            (166)      1,778         1,612
  Other                                         10,525         -          10,525          8,625          -          8,625
                                          ------------   --------   ------------   ------------   ---------   -----------
  Total noninterest income                      10,525         -          10,525          8,152       2,481        10,633
                                          ------------   --------   ------------   ------------   ---------   -----------

Noninterest expense:
 Compensation and employee benefits             15,499         -          15,499         15,461       1,604        17,065
 Other                                          17,282         -          17,282         15,063       3,502        18,565
                                          ------------   --------   ------------   ------------   ---------   -----------
  Total noninterest expense                     32,781         -          32,781         30,524       5,106        35,630
                                          ------------   --------   ------------   ------------   ---------   -----------

Income (loss) before income taxes               13,006         -          13,006          9,692      (2,428)        7,264

Income tax provision (benefit)                   3,642         -           3,642          2,666        (850)        1,816
                                          ------------   --------   ------------   ------------   ---------   -----------

Net income (loss)                         $      9,364   $     -    $      9,364   $      7,026   $  (1,578)  $     5,448
                                          ============   ========   ============   ============   =========   ===========

Assets                                    $  1,763,820   $     -    $  1,763,820   $  1,801,345   $  10,117   $ 1,811,462
Liabilities                               $  1,619,519   $     -    $  1,619,519   $  1,644,904   $   8,371   $ 1,653,275
Shareholders' equity                      $    144,301   $     -    $    144,301   $    156,441   $   1,746   $   158,187

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

         Mortgage Banking results for the first six months of 2001 reflected a $2.3 million pre-tax charge associated with the restructuring of Commonwealth's mortgage banking business. Exclusive of this item, the net loss from Mortgage Banking would have been $0.1 million for the first six months of 2001.

                   Commonwealth Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       Divestiture

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

FINANCIAL CONDITION

      GENERAL. Total assets were $1.8 billion at both June 30, 2002 and December 31, 2001. During the first six months of 2002, decreases in the Company's loans receivable, investment securities, and cash and due from banks and interest-bearing deposits ("cash and cash equivalents") were offset, in part, by an increase in mortgage-backed securities.

      Total liabilities were $1.6 billion at both June 30, 2002 and December 31, 2001. During the first six months of 2002, a decrease in deposits was offset, in part, by an increase in accrued interest payable, accrued expenses and other liabilities.

      Shareholders' equity was $144 million as of June 30, 2002, compared to $150 million at December 31, 2001. This decrease was primarily the result of common stock repurchases offset, in part, by an increase in retained earnings and accumulated comprehensive income. During the first six months of 2002, the Company purchased 0.6 million shares of its common stock, representing an investment of $16 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

      CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased by $41 million, or 35%, from $118 million at December 31, 2001, to $77 million at June 30, 2002, primarily as a result of the purchase of mortgage-backed securities.

      INVESTMENT SECURITIES. Investment securities decreased by $60 million, or 78%, from $77 million at December 31, 2001, to $17 million at June 30, 2002. The decrease was primarily attributable to the sale of fixed income mutual funds and corporate bonds.

      Investments in debt and equity securities at June 30, 2002 and December 31, 2001 were as follows:

                                                                               June 30, 2002
                                                ----------------------------------------------------------------------------
                                                        Amortized         Unrealized         Unrealized        Market
                                                           Cost              Gains             Losses          Value
                                                ----------------------------------------------------------------------------
                                                                                  (in thousands)

    Available for sale:
            Fixed Income Mutual Funds                    $ 5,019              $ -                 $ -        $ 5,019
            U.S. Treasury Security                           950                33                  -            983
            Other Equity Investments                      11,048               325                 33         11,340
                                                ----------------------------------------------------------------------------
                             Total                       $17,017              $358                $33        $17,342
                                                ============================================================================


                                                                             December 31, 2001
                                                ----------------------------------------------------------------------------
                                                        Amortized         Unrealized         Unrealized        Market
                                                           Cost              Gains             Losses          Value
                                                ----------------------------------------------------------------------------
                                                                                  (in thousands)

    Available for sale:
        Corporate Bonds                                  $10,505                  $  -            $ 86       $10,419
        Fixed Income Mutual Funds                         50,211                     -               -        50,211
        Equity Investment - Mortgage
          Servicing Partnership                            1,000                    47               -         1,047
        Other Equity Investments                          15,326                   156              23        15,459
                                                ----------------------------------------------------------------------------
                             Total                       $77,042                  $203            $109       $77,136
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

      MORTGAGE-BACKED SECURITIES. Mortgage-backed securities increased by $180 million, or 105%, from $171 million at December 31, 2001, to $351 million at June 30, 2002. The increase was primarily related to the purchase of $220 million of mortgage-backed securities during the first six months of 2002 offset, in part, by repayments.

      At June 30, 2002 and December 31, 2001, $336 million, or 96%, and $136 million, or 79%, respectively, of the Company's mortgage-backed securities were insured or guaranteed by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Government National Mortgage Association ("GNMA"). As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the FNMA, FHLMC, or the GNMA. Mortgage-backed securities at June 30, 2002 and December 31, 2001 were as follows:

                                                                               June 30, 2002
                                                ----------------------------------------------------------------------------
                                                        Amortized         Unrealized         Unrealized        Market
                                                           Cost              Gains             Losses          Value
                                                ----------------------------------------------------------------------------
                                                                                  (in thousands)

          Available for sale:
                FNMA                                   $158,944               $2,677                 $118       $161,503
                FHLMC                                   130,668                1,991                    2        132,657
                GNMA                                     40,563                1,417                   28         41,952
                Private                                  14,249                  232                    -         14,481
                                                ----------------------------------------------------------------------------
                            Total                      $344,424               $6,317                 $148       $350,593
                                                ============================================================================


                                                                             December 31, 2001
                                                ----------------------------------------------------------------------------
                                                        Amortized         Unrealized         Unrealized        Market
                                                           Cost              Gains             Losses          Value
                                                ----------------------------------------------------------------------------
                                                                                  (in thousands)

          Available for sale:
                FNMA                                    $67,449               $1,039                 $573       $ 67,915
                FHLMC                                    37,501                  870                  245         38,126
                GNMA                                     28,545                1,112                    8         29,649
                Private                                  34,893                  295                   18         35,170
                                                ----------------------------------------------------------------------------
                            Total                      $168,388               $3,316                 $844       $170,860
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

               LOANS RECEIVABLE. Loans receivable, net of reserves, deferred loan fees, and unamortized premiums, were $1.2 billion at June 30, 2002, compared to $1.3 billion at December 31, 2001. The decreases in residential mortgage loans and consumer loans were offset, in part, by an increase in commercial loans. The following table depicts the composition of the Company's loan portfolio at the dates indicated.

                                                                   June 30,                             December 31,
                                                                     2002                                   2001
                                                             ----------------------                 -------------------
                                                                              % of                                % of
                                                             Amount           Total                  Amount       Total
                                                             ------           -----                  ------       -----
                                                                             (dollars in thousands)

        Residential mortgage loans:
          Fixed rate                                         $357,590          29.23%              $417,402        31.68%
          Adjustable rate                                     133,649          10.93                176,572        13.40
                                                             --------          -----               --------        -----
            Total residential mortgage loans                  491,239          40.16                593,974        45.08

        Consumer loans:
          Second mortgages                                    271,190          22.17                269,672        20.46
          Equity lines of credit                               44,483           3.64                 36,672         2.78
          Recreational vehicles                                32,686           2.67                 38,879         2.95
          Other                                                34,191           2.79                 39,805         3.02
                                                             --------          -----               --------        -----
           Total consumer loans                               382,550          31.27                385,028        29.21

        Commercial loans:
          Business loans                                      210,633          17.22                217,968        16.54
          Commercial real estate                              138,804          11.35                120,877         9.17
                                                             --------          -----               --------        -----
           Total commercial loans                             349,437          28.57                338,845        25.71
                                                             --------          -----               --------        -----

        Total loans receivable                              1,223,226         100.00%             1,317,847       100.00%
                                                            ---------         ======              ---------       ======
        Less:
          Allowance for loan losses                            15,017                                14,227
          Deferred loan fees                                    2,266                                 2,469
          Premium on loans purchased                          (1,090)                               (1,317)
                                                              -------                               -------
        Loans receivable, net                              $1,207,033                            $1,302,468
                                                            =========                             =========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

      Residential mortgage loans totaled $491 million at June 30, 2002, a decrease of $103 million, or 17%, compared to $594 million at December 31, 2001. At June 30, 2002, residential mortgage loans represented 40% of the Company's loan portfolio, compared to 45% at December 31, 2001. The decrease in residential mortgage loans, which was consistent with the Company's strategy to reduce the relative proportion of residential mortgage loans on its balance sheet, reflected high repayments during the first six months of 2002 as a result of the lower interest rate environment.

      Consumer loans decreased by $2 million, or 1%, from $385 million at December 31, 2001, to $383 million at June 30, 2002. At June 30, 2002, consumer loans represented 31% of the Company's loan portfolio and were comprised of $271 million of second mortgage loans, $44 million of equity lines of credit, $33 million of recreational vehicle loans, and $34 million of other consumer loans. At December 31, 2001, consumer loans represented 29% of total loans and were comprised of $270 million of second mortgage loans, $37 million of equity lines of credit, $39 million of recreational vehicle loans, and $40 million of other consumer loans. Consumer loans are generally considered to have greater risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain consumer loans are unsecured or involve collateral which is more likely to decline in value than single-family residences.

      Commercial loans increased by $11 million, or 3%, from $339 million at December 31, 2001, to $349 million at June 30, 2002. At June 30, 2002, commercial loans represented 29% of the Company's loan portfolio and were comprised of $211 million of business loans and $139 million of commercial real estate loans. At December 31, 2001, commercial loans represented 26% of total loans and were comprised of $218 million of business loans and $121 million of commercial real estate loans. Commercial loans are generally considered to have greater risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain commercial loans are unsecured or involve collateral which may be more likely to decline in value and may be more difficult to liquidate than single-family residences.

      The increase in the commercial loan portfolio and the decrease in the residential mortgage loan portfolio during the first six months of 2002 was in line with the Company's multi-year strategy to shift its business mix from that of a traditional thrift institution to one more reflective of a community bank. A key aspect of this strategy involves a reduction in the relative proportion of residential mortgage loans on the balance sheet.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

      NONPERFORMING ASSETS. The Company's nonperforming assets, which primarily consist of nonaccrual loans, real estate and other assets acquired through foreclosure, and an equity investment in a mortgage servicing partnership, totaled $11.1 million, or 0.63% of assets, at June 30, 2002, compared to $11.9 million, or 0.66% of assets, at December 31, 2001. The decrease was primarily attributable to a decrease in mortgage-related nonperforming assets. The following table sets forth information relating to the Company's nonperforming assets at the dates indicated.

                                                      June 30, 2002                    December 31, 2001
                                                      -------------                    -----------------

                                                                  (dollars in thousands)

      Residential mortgage loans                          $ 4,021                           $ 3,553
      Consumer loans                                        3,480                             3,588
      Commercial loans                                      1,130                             1,330
                                                            -----                             -----
        Total nonperforming loans                           8,631                             8,471
      Equity investment                                     1,000                             1,000
      Real estate owned and
        other acquired assets, net                          1,448                             2,379
                                                            -----                            ------
        Total nonperforming assets                        $11,079                           $11,850
                                                           ======                            ======
      Nonperforming loans to total loans held
        for investment                                      0.71%                             0.64%
                                                            ====                              ====
      Total nonperforming assets to total
        assets                                              0.63%                             0.66%
                                                            ====                              ====


      ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses totaled $15.0 million at June 30, 2002, compared to $14.2 million at December 31, 2001.

      It is management's policy to maintain an allowance for estimated loan losses based upon the probable losses inherent in the loan portfolio that have occurred as of the date of the financial statements. In determining the allowance for loan losses, Commonwealth assesses prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectability of the loan portfolio. At June 30, 2002, the allowance for loan losses represented 1.23% of total loans held for investment, compared to 1.08% at December 31, 2001.

       The increase in the allowance for loan losses reflected Commonwealth's strategy to increase consumer and commercial lending, while de-emphasizing residential mortgage lending. Consumer and commercial loans generally involve greater credit risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain consumer and commercial loans are unsecured or involve collateral that may be more likely to decline in value and/or may be more difficult to liquidate than single-family residences. At June 30, 2002, consumer and commercial loans represented 60% of total loans, compared to 55% at December 31, 2001. Management will continue to evaluate the allowance for loan losses relative to the level of credit risk in the loan portfolio and make adjustments as appropriate.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

      The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                      For the Six Months Ended June 30,
                                                      ---------------------------------

                                                           2002                  2001
                                                          ------                ------
                                                            (dollars in thousands)

Allowance at beginning of period                       $14,227                  $11,078
Provision for loan losses                                3,700                    3,750
Charge-offs:
  Residential mortgage loans                              (94)                        -
  Consumer loans                                       (2,433)                  (2,694)
  Commercial loans                                       (571)                    (101)
                                                      --------                ---------
    Total charge-offs                                  (3,098)                  (2,795)
Recoveries:
  Residential mortgage loans                                 1                        2
  Consumer loans                                            97                       82
  Commercial loans                                          90                      130
                                                      --------                ---------
    Total recoveries                                       188                      214
                                                      --------                ---------
Allowance at end of period                             $15,017                  $12,247
                                                        ======                   ======

Allowance for loan losses to
  total nonperforming loans
  at end of period                                     174.00%                  162.26%
                                                       ======                   ======
Allowance for loan losses to
  total loans held for
  investment at end of period                            1.23%                    0.87%
                                                         ====                     ====

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

         FEDERAL HOME LOAN BANK STOCK. Federal Home Loan Bank ("FHLB") stock decreased from $13 million at December 31, 2001 to $10 million at June 30, 2002. The decrease was a result of the required sale of FHLB stock which was primarily attributable to the decrease in the Company's residential mortgage-related assets.

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

                                                     June 30, 2002                 December 31, 2001
                                                     -------------                 -----------------

                                                                    (in thousands)

           Goodwill (Berks)                               $11,781                       $12,626
           Goodwill (Philadelphia)                          6,511                         7,046
           Goodwill (Tyler)                                 1,117                         1,117
                                                           ------                        ------
                Total Goodwill                             19,409                        20,789
           CDI (Berks)                                      2,173                         2,941
           CDI (Philadelphia)                               1,017                         1,182
                                                           ------                        ------
                 Total                                    $22,599                       $24,912
                                                           ======                        ======

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

         Noninterest expense in the second quarter of 2002 and 2001 included the amortization of $1.2 million and $1.1 million, respectively, of intangible assets. Noninterest expense for the first six months of 2002 and 2001 included the amortization of $2.3 million and $2.4 million, respectively, of intangible assets. The amortization was primarily related to goodwill and core deposit intangibles recorded in connection with the acquisition of deposits and branch office facilities in 1995 and 1996. The recent implementation of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," did not materially impact Commonwealth's amortization of intangible assets.

         DEPOSITS. With respect to deposits, the Company's strategy is to emphasize growth in relatively low-cost core deposits (demand, money market, and savings deposits) through its retail and commercial banking activities, while deemphasizing growth of relatively high-cost certificates of deposit relative to December 31, 2001. Deposits decreased by $26 million to $1.5 billion at June 30, 2002. The decrease was primarily due to a decrease in certificates of deposit offset, in part, by an increase in money market, savings and demand deposits.

         NOTES PAYABLE AND OTHER BORROWINGS. Notes payable and other borrowings consist of advances from the Federal Home Loan Bank, securities sold under agreements to repurchase, and commercial repurchase agreements. Notes payable and other borrowings increased by $2 million, or 2%, from $123 million at December 31, 2001 to $125 million at June 30, 2002. The Company's borrowings are used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED


         SHAREHOLDERS' EQUITY. Shareholders' equity was $144 million, or 8.2% of assets, as of June 30, 2002, compared to $150 million, or 8.4% of assets, at December 31, 2001. The decrease was primarily the result of common stock repurchases offset, in part, by an increase in retained earnings and accumulated other comprehensive income.

         During the first six months of 2002, the Company purchased 0.6 million shares of its common stock, representing an investment of $16 million. During the first six months of 2001, the Company purchased 0.5 million shares of its common stock, representing an investment of $9 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

         REGULATORY CAPITAL REQUIREMENTS.

         The Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based, and total risk-based capital ratios of 4%, 4%, and 8%, respectively. The capital guidelines require the Bank to risk-weigh its assets and exposure to certain off-balance-sheet items to reflect the different risks associated with various types of assets and certain off-balance-sheet items. Failure to meet the minimum capital requirements could result in certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. As of June 30, 2002, the Bank was in full compliance with all regulatory capital requirements and maintained capital ratios which were generally in line with internal targeted levels. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

         As of June 30, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tier 1 leverage, tier 1 risk-based, and total risk-based capital ratios of 5%, 6%, and 10%, respectively. There have been no conditions or events since that notification which, in management's opinion, would have changed the Bank's well capitalized status.

         A summary of the Bank's capital amounts and ratios as of June 30, 2002 and December 31, 2001 follows:

                                                          June 30, 2002              December 31, 2001
                                                          -------------              -----------------

                                                                     (dollars in thousands)

           Shareholders' equity                              $142,552                    $143,170
           Intangible assets                                  (22,599)                    (24,912)
              Unrealized gain on available-for-sale
              securities, net of tax                           (4,232)                     (1,663)
                                                               ------                      ------
           Tier 1 capital                                     115,721                     116,595
                                                              =======                     =======
           Tier 2 capital                                      15,082                      14,273
                                                               ------                      ------
           Total risk-based capital                          $130,803                    $130,868
                                                              =======                     =======

           Average adjusted total assets                   $1,724,167                  $1,734,654
                                                            =========                   =========
           Risk-weighted assets                            $1,196,004                  $1,230,262
                                                            =========                   =========

           Tier 1 leverage ratio (1)                            6.71%                       6.72%
           Tier 1 risk-based ratio (2)                          9.68%                       9.48%
           Total risk-based ratio (3)                          10.94%                      10.64%


----------------

(1) Tier 1 capital to adjusted average total assets.
(2) Tier 1 capital to risk-weighted assets.
(3) Total risk-based capital to risk-weighted assets.

                   Commonwealth Bancorp, Inc. and Subsidiaries
                             Average Balance Sheets


                                                                               Quarter Ended June 30,
                                          -------------------------------------------    -------------------------------------------
                                                           2002                                             2001
                                          -------------------------------------------    -------------------------------------------
                                                                            Average                                         Average
(dollars in thousands)                       Average                         Yield /           Average                       Yield /
                                             Balance        Interest         Cost              Balance        Interest        Cost
Interest-earning assets:
Loans receivable:
  Residential mortgage loans                   $511,135         $9,010         7.07%            $756,633       $13,951         7.40%
  Consumer loans                                372,668          7,890         8.49%             389,211         8,904         9.18%
  Commercial loans                              350,858          6,185         7.07%             275,991         5,778         8.40%

                                          --------------  -------------   -----------    ----------------   -----------   ----------

    Total loans receivable                    1,234,661         23,085         7.50%           1,421,835        28,633         8.08%
                                          --------------  -------------   -----------    ----------------   -----------   ----------

Mortgage-backed securities                      314,215          4,352         5.56%             184,727         3,084         6.70%
Investment securities                            21,700            290         5.36%              14,092           205         5.83%
Other earning assets                             19,854            183         3.70%              37,827           588         6.23%
                                          --------------  -------------   -----------    ----------------   -----------   ----------
Total interest-earning assets                 1,590,430         27,910         7.04%           1,658,481        32,510         7.86%
                                                          -------------   -----------                       -----------   ----------
Noninterest-earning assets                      157,503                                          156,569
                                          --------------                                 ----------------
  Total assets                               $1,747,933                                       $1,815,050
                                          ==============                                 ================

Interest-bearing liabilities:
 Deposits:
   Checking deposits                           $447,499            598         0.54%            $388,875           861         0.89%
   Money market deposits                        423,489          1,788         1.69%             384,580         3,249         3.39%
   Savings deposits                             236,691            736         1.25%             221,548         1,215         2.20%
   Certificates of deposit                      372,637          3,503         3.77%             475,760         6,230         5.25%
                                          --------------  -------------   -----------    ----------------   -----------   ----------
     Total deposits                           1,480,316          6,625         1.80%           1,470,763        11,555         3.15%
                                          --------------  -------------   -----------    ----------------   -----------   ----------
 Notes payable and other borrowings:
   FHLB advances                                 54,370            903         6.66%             124,887         1,974         6.34%
   Repurchase agreements                         10,000            174         6.98%              19,231           321         6.70%
   Commercial repurchase agreements              37,280            135         1.45%              19,268           185         3.85%
                                          --------------  -------------   -----------    ----------------   -----------   ----------
     Total borrowings                           101,650          1,212         4.78%             163,386         2,480         6.09%
                                          --------------  -------------   -----------    ----------------   -----------   ----------
Total interest-bearing liabilities            1,581,966         $7,837         1.99%           1,634,149       $14,035         3.44%
                                                          -------------   -----------                       -----------   ----------
Noninterest-bearing liabilities                  21,433                                           21,069
                                          --------------                                 ----------------
  Total liabilities                           1,603,399                                        1,655,218
Shareholders' equity                            144,534                                          159,832
                                          --------------                                 ----------------
  Total liabilities and equity               $1,747,933                                       $1,815,050
                                          ==============                                 ================

Yield on interest-earning assets                                               7.04%                                           7.86%

Cost of supporting funds                                                       1.98%                                           3.39%

Net interest margin:
    Taxable equivalent basis                                   $20,073         5.06%                           $18,475         4.47%
    Without taxable equivalent
     adjustments                                               $19,814         5.00%                           $18,287         4.42%


                                                                            Six Months Ended June 30 ,
                                          --------------------------------------------   -------------------------------------------
                                                                2002                                          2001
                                          --------------------------------------------   -------------------------------------------
                                                                             Average                                       Average
(dollars in thousands)                        Average                         Yield /         Average                       Yield /
                                              Balance         Interest        Cost            Balance         Interest       Cost
Interest-earning assets:
Loans receivable:
  Residential mortgage loans                     $537,185       $19,066         7.16%          $794,168       $29,466         7.48%
  Consumer loans                                  373,524        15,978         8.63%           386,162        17,642         9.21%
  Commercial loans                                345,713        12,212         7.12%           261,782        10,684         8.23%

                                          ----------------   -----------   -----------   ---------------   -----------   -----------

    Total loans receivable                      1,256,422        47,256         7.58%         1,442,112        57,792         8.08%
                                          ----------------   -----------   -----------   ---------------   -----------   -----------

Mortgage-backed securities                        268,369         7,437         5.59%           191,324         6,475         6.82%
Investment securities                              41,800           816         3.94%            14,075           410         5.87%
Other earning assets                               28,908           487         3.40%            27,888         1,024         7.40%
                                          ----------------   -----------   -----------   ---------------   -----------   -----------
Total interest-earning assets                   1,595,499        55,996         7.08%         1,675,399        65,701         7.91%
                                                             -----------   -----------                     -----------   -----------
Noninterest-earning assets                        158,212                                       157,056
                                          ----------------                               ---------------
  Total assets                                 $1,753,711                                    $1,832,455
                                          ================                               ===============

Interest-bearing liabilities:
 Deposits:
   Checking deposits                             $440,497         1,187         0.54%          $382,414        $1,711         0.90%
   Money market deposits                          417,678         3,517         1.70%           379,078         6,741         3.59%
   Savings deposits                               230,383         1,428         1.25%           218,334         2,389         2.21%
   Certificates of deposit                        393,215         7,791         4.00%           485,248        12,797         5.32%
                                          ----------------   -----------   -----------   ---------------   -----------   -----------
     Total deposits                             1,481,773        13,923         1.89%         1,465,074        23,638         3.25%
                                          ----------------   -----------   -----------   ---------------   -----------   -----------
 Notes payable and other borrowings:
   FHLB advances                                   58,572         1,980         6.82%           142,047         4,436         6.30%
   Repurchase agreements                           10,000           346         6.98%            26,657           880         6.66%
   Commercial repurchase agreements                36,445           264         1.46%            17,292           367         4.28%
                                          ----------------   -----------   -----------   ---------------   -----------   -----------
     Total borrowings                             105,017         2,590         4.97%           185,996         5,683         6.16%
                                          ----------------   -----------   -----------   ---------------   -----------   -----------
Total interest-bearing liabilities              1,586,790       $16,513         2.10%         1,651,070       $29,321         3.58%
                                                             -----------   -----------                     -----------   -----------
Noninterest-bearing liabilities                    19,622                                        21,155
                                          ----------------                               ---------------
  Total liabilities                             1,606,412                                     1,672,225
Shareholders' equity                              147,299                                       160,230
                                          ----------------                               ---------------
  Total liabilities and equity                 $1,753,711                                    $1,832,455
                                          ================                               ===============

Yield on interest-earning assets                                                7.08%                                         7.91%

Cost of supporting funds                                                        2.09%                                         3.53%

Net interest margin:
    Taxable equivalent basis                                    $39,483         4.99%                         $36,380         4.38%
    Without taxable equivalent
     adjustments                                                $38,962         4.92%                         $36,011         4.33%


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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

         GENERAL. Net income was $5.1 million, or $0.51 per common share on a diluted basis, for the second quarter of 2002. This compared to net income of $4.1 million, or $0.38 per common share on a diluted basis, for the second quarter of 2001.

         For the six months ended June 30, 2002, net income was $9.4 million, or $0.93 per common share on a diluted basis. This compared to net income of $5.4 million, or $0.50 per common share on a diluted basis, for the six months ended June 30, 2001.

         The results for the first six months of 2001 were affected by:

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

         NET INTEREST INCOME. Net interest income was $19.8 million in the second quarter of 2002, compared to $18.3 million in the second quarter of 2001. For the six months ended June 30, 2002, net interest income was $39.0 million, versus $36.0 million for the comparable period in 2001. These increases were primarily attributable to a higher net interest margin, which were partially offset by a decrease in average interest-earning assets. Net interest income for the first six months of 2001 was also adversely affected by a $0.5 million charge relating to the resolution of legal proceedings concerning a loan acquired in the 1970's.

         Average interest-earning assets totaled $1.6 billion for both the second quarter and six months ended June 30, 2002. This compares to average interest-earning assets of $1.7 billion for second quarter and six months ended June 30, 2001. The decreases in average interest-earning assets were due primarily to decreases in loans receivable offset, in part, by increases in mortgage-backed securities.

         Average loans were $1.2 billion and $1.3 billion for the quarter and six months ended June 30, 2002, respectively. This compares to average loans of $1.4 billion for the quarter and six months ended June 30, 2001. Compared to the second quarter of 2001, average mortgage loans decreased 32% to $511 million, average consumer loans decreased 4% to $373 million and average commercial loans increased 27% to $351 million, in the second quarter of 2002. Compared to the first six months of 2001, average mortgage loans decreased 32% to $537 million, average consumer loans decreased 3% to $374 million and average commercial loans increased 32% to $346 million, for the first six months of 2002.

         The net interest margin on a fully taxable equivalent basis was 5.06% in the second quarter of 2002, compared to 4.47% in the second quarter of 2001. The increase was primarily attributable to a 1.45% decrease in the cost of interest-bearing liabilities, which was partially offset by an 0.82% decrease in the yield on interest-earning assets. The decrease in the cost of interest-bearing liabilities was primarily related to a reduction in the average cost of various types of deposits relating to a decline in market interest rates, as well as a favorable change in funding mix. The decrease in the yield on interest-earning assets was primarily related to a reduction in market interest rates.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

         For the six months ended June 30, 2002, the net interest margin on a fully taxable equivalent basis was 4.99%, versus 4.38% in the comparable 2001 period. The increase was primarily attributable to a 1.48% decrease in the cost of interest-bearing liabilities, which was partially offset by an 0.83% decrease in the yield on interest-earning assets. The decreases in the cost of interest-bearing liabilities and the yield on interest-earning assets were due primarily to the same factors responsible for the decreases in the second quarter of 2002. As previously noted, the net interest margin for the first six months of 2001 was impacted by the $0.5 million charge relating to the resolution of legal proceedings concerning a loan. Exclusive of this item, the net interest margin on a fully taxable equivalent basis would have been 4.44% for the first six months of 2001.

         PROVISION FOR LOAN LOSSES. Provision for loan losses totaled $1.5 million and $3.7 million in the second quarter and six months ended June 30, 2002, respectively. The provision for loan losses totaled $2.3 million and $3.8 million in the second quarter and six months ended June 30, 2001, respectively. Net credit losses totaled $1.4 million, or 0.46% of average loans, in the second quarter of 2002, compared to $1.2 million, or 0.34% of average loans, in the second quarter of 2001. For the six months ended June 30, 2002, net credit losses totaled $2.9 million, or 0.46% of average loans, compared to $2.6 million, or 0.36%, in the same 2001 period. At June 30, 2002, the allowance for loan losses totaled $15.0 million, or 1.23% of loans, compared to $14.2 million, or 1.08% of loans, at December 31, 2001. The increase in the allowance for loan losses reflected Commonwealth's strategy to increase consumer and commercial lending, while de-emphasizing residential mortgage lending. Consumer and commercial loans generally involve greater credit risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain commercial and consumer loans are unsecured or involve collateral that may be more likely to decline in value and/or may be more difficult to liquidate than single-family residences. At June 30, 2002, consumer and commercial loans represented 60% of total loans, compared to 55% at December 31, 2001. Management will continue to evaluate the allowance for loan losses relative to the level of credit risk in the loan portfolio and make adjustments as appropriate.

         NONINTEREST INCOME. Noninterest income totaled $5.5 million in the second quarter of 2002, compared to $5.1 million in the second quarter of 2001. The increase was primarily a result of a $0.5 million increase in deposit fees.

         Noninterest income was $10.5 million for the first six months of 2002, compared to $10.6 million for the same 2001 period. The decrease reflected a $1.6 million decrease in the net gain on sale of mortgage loans, which was attributable to the restructuring of Commonwealth's mortgage banking business. This decrease was partially offset by a $1.1 million increase in deposit fees and a $0.4 million increase in financial services fees.

         NONINTEREST EXPENSE. Noninterest expense was $16.7 million in the second quarter of 2002, compared to $15.7 million in the second quarter of 2001. The increase was primarily attributable to higher expenses relating to certain employee benefit plans. Core noninterest expense, excluding amortization of intangible assets, totaled 60.8% of core noninterest income and net interest income on a fully taxable equivalent basis in the second quarter of 2002, compared to 61.9% in the second quarter of 2001.

         Noninterest expense was $32.8 million for the six months ended June 30, 2002, compared to $35.6 million for the same period in 2001. The results for the first six months of 2001 were adversely affected by the $2.3 million charge associated with the restructuring of Commonwealth's mortgage banking business, and the $0.7 million charge relating to the retirement of Commonwealth's former Chief Executive Officer. Exclusive of these items, noninterest expense would have been $32.6 million for the first six months of 2001. The increase in noninterest expense in the first six months of 2002, relative to the adjusted level for the first six months of 2001, was primarily related to higher compensation and employee benefit expenses, offset by a reduction in mortgage banking expenses. The latter was attributable to the restructuring of Commonwealth's mortgage banking business in 2001. Core noninterest expense, excluding amortization of intangible assets, totaled 60.9% of core noninterest income and net interest income on a fully taxable equivalent basis in the first six months of 2002, compared to 63.7% for the first six months of 2001.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONTINUED

         Noninterest expense in the second quarter of 2002 and 2001 included the amortization of $1.2 million and $1.1 million, respectively, of intangible assets. Noninterest expense for the first six months of 2002 and 2001 included the amortization of $2.3 million and $2.4 million, respectively, of intangible assets. The amortization was primarily related to goodwill and core deposit intangibles recorded in connection with the acquisition of deposits and branch office facilities in 1995 and 1996. The recent implementation of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," did not materially impact Commonwealth's amortization of intangible assets.

         INCOME TAXES. Provision for income taxes was $2.0 million, or 28.8% of income before income taxes, in the second quarter of 2002, compared to $1.4 million, or 25.0%, in the second quarter of 2001. For the first six months of 2002, provision for income taxes was $3.6 million, or 28.0% of income before income taxes, compared to $1.8 million, or 25.0%, for the six months ended June 30, 2001. The increase in the effective tax rate in the second quarter and first six months of 2002, relative to the comparable periods in 2001, was primarily attributable to higher pre-tax income in the second quarter and first six months of 2002, which resulted in a lower relative percentage of tax-exempt income to total income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Commonwealth uses simulation models to analyze the estimated effects on net interest income under multiple interest rate scenarios, including increases and decreases in interest rates amounting to 100, 200, and 300 basis points. Each scenario is modeled for a change in net interest income over a two year period. Similar simulation models are prepared to analyze the Company's net asset value, which is the present value of the cash flows generated by the Company's assets minus the present value of the cash flows generated by the Company's liabilities, plus or minus the net cash flows produced by off-balance sheet contracts. At June 30, 2002, the Company's income simulation model indicates net interest income would decrease by 1.37% over a two year period if interest rates increased by 200 basis points. The model projects that net interest income would decrease by 8.29% over a two year period if rates decreased by 200 basis points. The anticipated changes in the level of net interest income and net asset value over the various scenarios were within limits established by the Asset/Liability Committee.

         Because there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The net asset value is significantly impacted by the estimated effect of repayments on the value of loans and mortgage-backed securities. Further, this analysis is based on the Company's assets, liabilities, and off-balance-sheet instruments at June 30, 2002 and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

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

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Other than a complaint filed against CoreStates Financial Corporation and others, as previously reported in the Company's 2001 Annual Report on Form 10-K, there are no material legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their property is subject, other than proceedings routine to the business of the Company and its subsidiaries.

         The Company withdrew its claim against the United States seeking to recover damages or other monetary relief for the loss of its supervisory goodwill during April 2002 and the case was dismissed. Also, the arbitration action brought by Fiserv Solutions, Inc. against the Company was settled during May 2002. The resolution of these proceedings were previously reported in the Company's Form 10-Q for the quarter ended March 31, 2002.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on April 16, 2002. The results of the vote on matters submitted to stockholders at the meeting were previously reported in the Company's Form 10-Q for the quarter ended March 31, 2002.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         a)       Exhibits

                  Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b)    Reports on Form 8-K

             On April 16, 2002, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the first quarter of 2002 and a presentation used in connection with its Annual Meeting of Stockholders on April 16, 2002. On June 5, 2002, the Company filed a Current Report on Form 8-K to report under Item 5, the completion of its previously announced stock repurchase program and the commencement of a new stock repurchase program. On June 19, 2002, the Company filed a Current Report on Form 8-K to report under Item 5, its declared cash dividend.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COMMONWEALTH BANCORP, INC.



DATE: August 12, 2002       /s/ Patrick J. Ward
                            ----------------------------------------------------
                            Patrick J. Ward
                            President and Chief Executive Officer
                            (Principal Executive Officer)


DATE: August 12, 2002       /s/ Charles M. Johnston
                            ----------------------------------------------------
                            Charles M. Johnston
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial and Accounting Officer)