Form 10-Q
period 2002-09-30
COMMONWEALTH BANCORP INC
filed 2002-11-12
CIK 1005126

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended.............................................................................September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from........................................ to ....................................................

Commission File No.................................................................................................0-27942

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2002, there were 18,068,127 issued and 9,674,693 outstanding shares of the Registrant’s Common Stock.

Commonwealth Bancorp, Inc. and Subsidiaries

TABLE OF CONTENTS

Item		Page
No.		No.

	PART I — CONSOLIDATED FINANCIAL INFORMATION

1	Consolidated Financial Statements

	Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	3

	Consolidated Statements of Income for the Quarters and Nine Month Periods Ended September 30, 2002 and 2001	4

	Consolidated Statements of Changes in Shareholders’ Equity for the Nine Month Periods Ended September 30, 2002 and 2001	5

	Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2002 and 2001	6

	Notes to Consolidated Financial Statements	8

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

3	Quantitative and Qualitative Disclosures about Market Risk	29

4	Controls and Procedures	29

	PART II — OTHER INFORMATION

1	Legal Proceedings	30

2	Changes in Securities	30

3	Default Upon Senior Securities	30

4	Submission of Matters to a Vote of Security Holders	30

5	Other Information	30

6	Exhibits and Reports on Form 8-K	30

	Signatures	31

	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	32

Commonwealth Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2002	2001

Assets:	(Unaudited)	(Note 1)
Cash and due from banks	$61,977	$72,127
Interest-bearing deposits	26,585	45,761
Investment securities
Securities available for sale (cost of $21,899 and $77,042, respectively), at market value	22,479	77,136
Mortgage-backed securities
Securities available for sale (cost of $409,601 and $168,388, respectively), at market value	420,614	170,860
Loans receivable, net	1,159,559	1,302,468
FHLB stock, at cost	9,870	12,565
Premises and equipment, net	12,771	13,555
Intangible assets, net	21,443	24,912
Accrued interest receivable and other assets, including net deferred taxes of $5,140 and $8,227, respectively	65,000	64,888

Total assets	$1,800,298	$1,784,272

Liabilities:
Deposits	$1,471,203	$1,494,407
Notes payable and other borrowings:
Secured notes due to Federal Home Loan Bank of Pittsburgh	84,486	74,123
Securities sold under agreements to repurchase	20,000	10,000
Commercial repurchase agreements	51,171	39,027
Accrued interest payable, accrued expenses and other liabilities	24,061	17,088

Total liabilities	1,650,921	1,634,645

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value; 30,000,000 shares authorized; 18,068,127 shares issued and 9,665,846 outstanding at September 30, 2002 18,068,127 shares issued and 10,350,814 outstanding at December 31, 2001	1,807	1,807
Additional paid-in capital	142,307	139,981
Retained earnings	160,180	150,743
Unearned stock benefit plan compensation	(4,912)	(4,799)
Accumulated other comprehensive income	7,559	1,681
Treasury stock, at cost; 8,402,281 and 7,717,313 shares at September 30, 2002 and December 31, 2001, respectively	(157,564)	(139,786)

Total shareholders’ equity	149,377	149,627

Total liabilities and shareholders’ equity	$1,800,298	$1,784,272

The accompanying notes are an integral part of these statements.

Commonwealth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except share and per share amounts)

	For the Quarter		For the Nine Months
	Ended September, 30		Ended September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Interest income:
Interest on loans	$22,824	$27,639	$69,677	$85,174
Interest and dividends on deposits and money market investments	183	672	670	1,696
Interest on investment securities	299	149	997	447
Interest on mortgage-backed securities	5,033	2,695	12,470	9,170

Total interest income	28,339	31,155	83,814	96,487

Interest expense:
Interest on deposits	6,201	10,222	20,124	33,860
Interest on notes payable and other borrowings	1,518	1,983	4,108	7,666

Total interest expense	7,719	12,205	24,232	41,526

Net interest income	20,620	18,950	59,582	54,961

Provision for loan losses	1,200	2,500	4,900	6,250

Net interest income after provision for loan losses	19,420	16,450	54,682	48,711

Noninterest income:
Deposit fees and related income	4,037	3,424	11,594	9,891
Financial services fees	655	519	1,861	1,362
Miscellaneous income	877	688	2,639	2,399
Net (loss) gain on sale of mortgage loans	—	(19)	—	1,593

Total noninterest income	5,569	4,612	16,094	15,245

Noninterest expense:
Compensation and employee benefits	8,091	7,779	23,590	24,844
Occupancy and office operations	2,654	2,478	7,568	7,320
Amortization of intangible assets	1,157	1,184	3,470	3,553
Other	5,227	4,092	15,282	15,446

Total noninterest expense	17,129	15,533	49,910	51,163

Income before income taxes	7,860	5,529	20,866	12,793

Income tax provision	2,201	1,382	5,843	3,198

Net income	$5,659	$4,147	$15,023	$9,595

Basic weighted average number of shares outstanding	9,245,713	10,344,813	9,453,710	10,469,343

Basic earnings per share	$0.61	$0.40	$1.59	$0.92

Diluted weighted average number of shares outstanding	9,828,847	10,741,217	9,964,611	10,829,034

Diluted earnings per share	$0.58	$0.39	$1.51	$0.89

Dividends declared per share	$0.17	$0.14	$0.51	$0.42

The accompanying notes are an integral part of these statements.

Commonwealth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands)
(Unaudited)

					Unearned	Accumulated
	Common		Additional		Stock	Other
	Shares	Common	Paid-In	Retained	Benefit Plan	Comprehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Compensation	Income	Stock	Total

Balance at December 31, 2000	11,309	$1,807	$138,166	$145,869	($6,596)	$1,286	($120,079)	$160,453
Comprehensive income:
Net income				9,595				9,595
Other-unrealized gain on marketable securities, net of $878 tax expense						1,630		1,630

Total comprehensive income								11,225

Dividends				(4,426)				(4,426)
Release of ESOP shares			810		690			1,500
Amortization of unearned compensation					669			669
Stock issued pursuant to benefit plans	308		62	(2,848)			5,353	2,567
Purchase of treasury stock	(713)						(13,155)	(13,155)

Balance at September 30, 2001	10,904	$1,807	$139,038	$148,190	($5,237)	$2,916	($127,881)	$158,833

Balance at December 31, 2001	10,351	$1,807	$139,981	$150,743	($4,799)	$1,681	($139,786)	$149,627
Comprehensive income:
Net income				15,023				15,023
Other-unrealized gain on marketable securities, net of $3,165 tax expense						5,878		5,878

Total comprehensive income								20,901

Dividends				(4,709)				(4,709)
Release of ESOP shares			2,309		(208)			2,101
Amortization of unearned compensation					95			95
Stock issued pursuant to benefit plans	57		17	(877)			1,517	657
Purchase of treasury stock	(742)						(19,295)	(19,295)

Balance at September 30, 2002	9,666	$1,807	$142,307	$160,180	($4,912)	$7,559	($157,564)	$149,377

The accompanying notes are an integral part of these statements.

Commonwealth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Nine Months
	Ended September 30,

	2002	2001

	(Unaudited)
Operating activities:
Net income	$15,023	$9,595
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Proceeds from loans sold to others	9,562	200,131
Loans originated for sale	(9,333)	(85,012)
Purchases of loans held for sale	—	(70,620)
Principal collection on mortgage loans held for sale	—	247
Net gain on sale of mortgage loans	—	(1,593)
Decrease in net deferred loan fees	(715)	(586)
Provision for loan losses and foreclosed real estate	4,900	6,250
Depreciation and amortization	2,023	2,014
Net amortization of other assets and liabilities	5,245	5,872
Interest reinvested on repurchase agreements	(497)	(847)
Changes in assets and liabilities-
Increase in accrued interest receivable and other assets	(4,807)	(5,369)
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	6,973	(1,988)

Net cash provided by operating activities	$28,374	$58,094

The accompanying notes are an integral part of these statements.

Commonwealth Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Nine Months
	Ended September 30,

	2002	2001

	(Unaudited)
Investing activities:
Purchases of investment securities	($87,359)	($111)
Proceeds from sale or call of investment securities	139,931	—
Purchases of mortgage-backed securities	(309,579)	—
Principal collected on mortgage-backed securities	68,367	52,804
Principal collected on loans	537,650	259,557
Loans originated	(386,161)	(195,486)
Loans purchased	(9,525)	(8,823)
Sales of real estate acquired through foreclosure	1,324	1,219
Sale of FHLB stock	2,695	5,835
Purchases of premises and equipment	(1,496)	(818)

Net cash (used in) provided by investing activities	(44,153)	114,177

Financing activities:
Net decrease in deposits	(23,204)	(3,576)
Net increase (decrease) in notes payable and other borrowings	33,004	(93,834)
Net purchase of common stock	(18,638)	(10,588)
Cash dividends paid	(4,709)	(4,426)

Net cash used in financing activities	(13,547)	(112,424)

Net (decrease) increase in cash and cash equivalents	(29,326)	59,847
Cash and cash equivalents at beginning of period	117,888	66,700

Cash and cash equivalents at end of period	$88,562	$126,547

Supplemental disclosures of cash flow information:
Cash paid during the year for -
Interest	$20,201	$33,204

Income taxes	$5,800	$3,000

The accompanying notes are an integral part of these statements.

Commonwealth Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial condition of Commonwealth Bancorp, Inc. (“Commonwealth” or the “Company”) as of September 30, 2002, and the results of operations, changes in shareholders’ equity, and cash flows for the periods presented.

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

     The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States for interim financial information, Article 10 of Regulation S-X, and the instructions for Form 10-Q. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain items in the 2001 financial statements have been reclassified in order to conform with the 2002 financial statement presentation.

     The Company is a Pennsylvania corporation which is the holding company for Commonwealth Bank (the “Bank”). Headquartered in Norristown, Pennsylvania, Commonwealth Bank conducts business through 61 full-service offices located in Berks, Bucks, Chester, Delaware, Montgomery, and Philadelphia Counties, Pennsylvania.

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

     At September 30, 2002, shareholders’ equity totaled $149 million, or 8.3% of assets, compared to $150 million, or 8.4%, at December 31, 2001. The decrease was primarily the result of common stock repurchases offset, in part, by an increase in retained earnings and accumulated other comprehensive income.

     During the first nine months of 2002, the Company purchased 0.7 million shares of its common stock, representing purchases of $19 million. During the first nine months of 2001, the Company purchased 0.7 million shares of its common stock, representing purchases of $13 million. The repurchased shares were held as treasury stock at September 30, 2002, and are reserved for general corporate purposes.

Commonwealth Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net income was $5.7 million for the third quarter of 2002, compared to total comprehensive income of $9.0 million. Net income was $4.1 million for the third quarter of 2001, compared to total comprehensive income of $5.0 million. For the nine months ended September 30, 2002, net income was $15.0 million, compared to total comprehensive income of $20.9 million. For the nine months ended September 30, 2001, net income was $9.6 million, compared to total comprehensive income of $11.2 million. The increases in total comprehensive income for the third quarter and nine months ended September 30, 2002, compared to the same periods in 2001, were related to increases in net income and unrealized gains on marketable securities, net of tax expense.

     On September 10, 2002, the Board of Directors declared a $0.17 per share cash dividend for the quarter ended September 30, 2002, which was made payable to shareholders of record at the close of business on September 27, 2002. This dividend was paid on October 11, 2002.

4.	Recent Accounting Pronouncements

     In October 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 147, “Acquisitions of Certain Financial Institutions.” This Statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The Statement defines criteria for determining whether the acquired financial institution meets the conditions for a “business combination”. If the acquisition meets the conditions of a “business combination”, the specialized accounting guidance under SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” will not apply after September 30, 2002 and the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of SFAS No. 147. Management has not determined whether SFAS No. 147 is applicable to the unidentifiable intangible assets recorded by the Company in connection with the acquisition of certain branch offices. Until the completion of this review, the potential impact, if any, on Commonwealth’s financial statements cannot be determined.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including certain costs incurred in a restructuring).” This Statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on the Company’s financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion (“APB”) No. 30 related to the accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Company adopted SFAS No. 144 on January 1, 2002, as required. There was no impact on the consolidated financial statements as a result of the adoption of this Statement.

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

     Basic earnings per share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, adjusted for the Company’s Employee Stock Ownership Plan (“ESOP”) shares that have not been committed to be released, and the effects of unissued shares held by the Company’s Management Recognition Plans (“Recognition Plans”). Options, warrants, and other potentially dilutive securities and treasury shares are excluded from the basic calculation.

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

     Basic weighted average number of common shares outstanding and diluted weighted average number of common shares outstanding for the periods indicated were as follows:

	For the Quarter Ended September 30,

	2002	2001

Basic weighted average number of common shares outstanding	9,245,713	10,344,813

Effect of dilutive securities:
Stock options	558,164	342,882
Recognition Plan stock	24,970	53,522

Diluted weighted average number of common shares outstanding	9,828,847	10,741,217

     Basic EPS was $0.61 per common share for the quarter ended September 30, 2002, compared to $0.40 per common share for the quarter ended September 30, 2001. Diluted EPS was $0.58 per common share for the quarter ended September 30, 2002, compared to $0.39 per common share for the quarter ended September 30, 2001.

	For the Nine Months Ended September 30,

	2002	2001

Basic weighted average number of common shares outstanding	9,453,710	10,469,343

Effect of dilutive securities:
Stock options	488,903	321,303
Recognition Plan stock	21,998	38,388

Diluted weighted average number of common shares outstanding	9,964,611	10,829,034

     Basic EPS was $1.59 per common share for the nine months ended September 30, 2002, compared to $0.92 per common share for the nine months ended September 30, 2001. Diluted EPS was $1.51 per common share for the nine months ended September 30, 2002, compared to $0.89 per common share for the nine months ended September 30, 2001.

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

			For the Quarter Ended September 30,

	2002			2001

	Community	Mortgage		Community	Mortgage
	Banking	Banking	Total	Banking	Banking	Total

			(in thousands)
Net interest income after
Provision for loan losses	$19,420	$—	$19,420	$16,450	$—	$16,450

Noninterest income:
Servicing fees	—	—	—	42	—	42
Net loss on sale of mortgage loans	—	—	—	(19)	—	(19)
Other	5,569	—	5,569	4,589	—	4,589

Total noninterest income	5,569	—	5,569	4,612	—	4,612

Noninterest expense:
Compensation and employee benefits	8,091	—	8,091	7,779	—	7,779
Other	9,038	—	9,038	7,754	—	7,754

Total noninterest expense	17,129	—	17,129	15,533	—	15,533

Income before income taxes	7,860	—	7,860	5,529	—	5,529

Income tax provision	2,201	—	2,201	1,382	—	1,382

Net income	$5,659	$—	$5,659	$4,147	$—	$4,147

Assets	$1,800,298	$—	$1,800,298	$1,766,845	$—	$1,766,845
Liabilities	$1,650,921	$—	$1,650,921	$1,608,012	$—	$1,608,012
Shareholders’ equity	$149,377	$—	$149,377	$158,833	$—	$158,833

Commonwealth Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			For the Nine Months Ended September 30,

		2002			2001

	Community	Mortgage		Community	Mortgage
	Banking	Banking	Total	Banking	Banking	Total

			(in thousands)
Net interest income after
Provision for loan losses	$54,682	$—	$54,682	$48,514	$197	$48,711

Noninterest income:
Servicing fees	—	—	—	(265)	703	438
Net gain on sale of mortgage loans	—	—	—	(185)	1,778	1,593
Other	16,094	—	16,094	13,214	—	13,214

Total noninterest income	16,094	—	16,094	12,764	2,481	15,245

Noninterest expense:
Compensation and employee benefits	23,590	—	23,590	23,240	1,604	24,844
Other	26,320	—	26,320	22,817	3,502	26,319

Total noninterest expense	49,910	—	49,910	46,057	5,106	51,163

Income (loss) before income taxes	20,866	—	20,866	15,221	(2,428)	12,793

Income tax provision (benefit)	5,843	—	5,843	4,048	(850)	3,198

Net income (loss)	$15,023	$—	$15,023	$11,173	$(1,578)	$9,595

Assets	$1,800,298	$—	$1,800,298	$1,766,845	$—	$1,766,845
Liabilities	$1,650,921	$—	$1,650,921	$1,608,012	$—	$1,608,012
Shareholders’ equity	$149,377	$—	$149,377	$158,833	$—	$158,833

     Community Banking results for the first nine months of 2001 reflected a $0.7 million pre-tax charge relating to the retirement of Commonwealth’s former Chief Executive Officer, and a $0.5 million pre-tax charge relating to the resolution of legal proceedings concerning a loan acquired in the 1970’s. Exclusive of these items, net income from Community Banking would have been $12.3 million for the first nine months of 2001.

     Mortgage Banking results for the first nine months of 2001 reflected a $2.3 million pre-tax charge associated with the restructuring of Commonwealth’s mortgage banking business. Exclusive of this item, the net loss from Mortgage Banking would have been $0.1 million for the first nine months of 2001.

Commonwealth Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Pending Merger Agreement

     On September 30, 2002, Commonwealth Bancorp, Inc., Citizens Financial Group, Inc. and Citizens Bank of Pennsylvania entered into an agreement and plan of merger pursuant to which a to-be-formed nonbank subsidiary of Citizens Bank of Pennsylvania will be merged with and into Commonwealth. The agreement provides that as a result of the merger each outstanding share of common stock of Commonwealth (subject to certain exceptions) will be automatically converted into the right to receive $46.50 per share in cash, without interest. The transaction, which is subject to customary conditions, including shareholder and regulatory approval, is expected to be completed in early 2003.

8.	Divestitures

     On March 30, 2001, Commonwealth restructured its residential mortgage banking division, ComNet Mortgage Services (“ComNet”), and ComNet’s Pennsylvania and Maryland loan production offices were sold to American Home Mortgage Holdings, Inc. As an additional part of this restructuring, Commonwealth outsourced the servicing function relating to its portfolio of residential mortgage loans during the second quarter of 2001. Commonwealth continues to provide residential mortgage loans and services to its customers through agreements with American Home Mortgage Holdings, Inc. and a third party servicer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Forward Looking Statements. When used in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company also wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     General. The Company is a Pennsylvania corporation which is the holding company for the Bank. During January 2001, the Bank converted from a federally chartered savings bank to a Pennsylvania chartered savings bank, primarily regulated by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (“FDIC”). The Bank conducts business from its executive offices in Norristown, Pennsylvania and 61 full-service branches located in Southeast Pennsylvania.

     On September 30, 2002, Commonwealth Bancorp, Inc., Citizens Financial Group, Inc. and Citizens Bank of Pennsylvania entered into an agreement and plan of merger pursuant to which a to-be-formed nonbank subsidiary of Citizens Bank of Pennsylvania will be merged with and into Commonwealth. The agreement provides that as a result of the merger each outstanding share of common stock of Commonwealth (subject to certain exceptions) will be automatically converted into the right to receive $46.50 per share in cash, without interest. The transaction, which is subject to customary conditions, including shareholder and regulatory approval, is expected to be completed in early 2003.

     On March 30, 2001, Commonwealth restructured its residential mortgage banking division, ComNet Mortgage Services, and ComNet’s Pennsylvania and Maryland loan production offices were sold to American Home Mortgage Holdings, Inc. As an additional part of this restructuring, Commonwealth outsourced the servicing function relating to its portfolio of residential mortgage loans during the second quarter of 2001. Commonwealth continues to provide residential mortgage loans and services to its customers through agreements with American Home Mortgage Holdings, Inc. and a third party servicer.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

Financial Condition

     General. Total assets were $1.8 billion at both September 30, 2002 and December 31, 2001. During the first nine months of 2002, decreases in the Company’s loans receivable, investment securities, and cash and due from banks and interest-bearing deposits (“cash and cash equivalents”) were offset, in part, by an increase in mortgage-backed securities.

     Total liabilities were $1.7 billion at September 30, 2002, compared to $1.6 billion at December 31, 2001. During the first nine months of 2002, increases in notes payable and other borrowings, accrued interest payable, accrued expenses and other liabilities were offset, in part, by a decrease in deposits.

     Shareholders’ equity was $149 million as of September 30, 2002, compared to $150 million at December 31, 2001. This decrease was primarily the result of common stock repurchases offset, in part, by an increase in retained earnings and accumulated comprehensive income. During the first nine months of 2002, the Company purchased 0.7 million shares of its common stock, representing an investment of $19 million.

     Cash and Cash Equivalents. Cash and cash equivalents decreased by $29 million, or 25%, from $118 million at December 31, 2001, to $89 million at September 30, 2002, primarily as a result of the purchase of mortgage-backed securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

     Investment Securities. Investment securities decreased by $55 million, or 71%, from $77 million at December 31, 2001, to $22 million at September 30, 2002. The decrease was primarily attributable to the sale of fixed income mutual funds and corporate bonds.

     Investments in debt and equity securities at September 30, 2002 and December 31, 2001 were as follows:

	September 30, 2002

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

		(in thousands)

Available for sale:
Fixed Income Mutual Funds	$9,899	$—	$—	$9,899
U.S. Treasury Security	1,000	38	—	1,038
Other Equity Investments	11,000	542	—	11,542

Total	$21,899	$580	$—	$22,479

		December 31, 2001

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

		(in thousands)

Available for sale:
Corporate Bonds	$10,505	$—	$86	$10,419
Fixed Income Mutual Funds	50,211	—	—	50,211
Equity Investment – Mortgage
Servicing Partnership	1,000	47	—	1,047
Other Equity Investments	15,326	156	23	15,459

Total	$77,042	$203	$109	$77,136

     All investment securities are classified as available for sale and are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders’ equity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

     Mortgage-Backed Securities. Mortgage-backed securities increased by $250 million, or 146%, from $171 million at December 31, 2001, to $421 million at September 30, 2002. The increase was primarily related to the purchase of $310 million of mortgage-backed securities during the first nine months of 2002 offset, in part, by repayments.

     At September 30, 2002 and December 31, 2001, $411 million, or 98%, and $136 million, or 79%, respectively, of the Company’s mortgage-backed securities were insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA”). As part of its investment policy, the Company also has the ability to invest in private mortgage-backed securities. These non-federally insured mortgage-backed securities, which are generally rated AA or better, yield a higher rate of return and involve a higher risk of loss than comparable mortgage-backed securities issued by the FNMA, FHLMC, or the GNMA. Mortgage-backed securities at September 30, 2002 and December 31, 2001 were as follows:

		September 30, 2002

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

		(in thousands)

Available for sale:
FNMA	$187,654	$4,613	$32	$192,235
FHLMC	164,665	4,370	94	168,941
GNMA	47,510	1,952	—	49,462
Private	9,772	204	—	9,976

Total	$409,601	$11,139	$126	$420,614

		December 31, 2001

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

		(in thousands)

Available for sale:
FNMA	$67,449	$1,039	$573	$67,915
FHLMC	37,501	870	245	38,126
GNMA	28,545	1,112	8	29,649
Private	34,893	295	18	35,170

Total	$168,388	$3,316	$844	$170,860

     All mortgage-backed securities are classified as available for sale and are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders’ equity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

     Loans Receivable. Loans receivable, net of reserves, deferred loan fees, and unamortized premiums, were $1.2 billion at September 30, 2002, compared to $1.3 billion at December 31, 2001. The decrease was the result of a decrease in residential mortgage loans offset, in part, by an increase in commercial loans. The following table depicts the composition of the Company’s loan portfolio at the dates indicated.

	September 30,		December 31,
	2002		2001

		% of		% of
	Amount	Total	Amount	Total

		(dollars in thousands)

Residential mortgage loans:
Fixed rate	$319,418	27.16%	$417,402	31.68%
Adjustable rate	117,519	10.00	176,572	13.40

Total residential mortgage loans	436,937	37.16	593,974	45.08

Consumer loans:
Second mortgages	272,588	23.19	269,672	20.46
Equity lines of credit	49,965	4.25	36,672	2.78
Recreational vehicles	30,368	2.58	38,879	2.95
Other	32,213	2.74	39,805	3.02

Total consumer loans	385,134	32.76	385,028	29.21

Commercial loans:
Business loans	201,375	17.13	217,968	16.54
Commercial real estate	152,223	12.95	120,877	9.17

Total commercial loans	353,598	30.08	338,845	25.71

Total loans receivable	1,175,669	100.00%	1,317,847	100.00%

Less:
Allowance for loan losses	15,313		14,227
Deferred loan fees	1,754		2,469
Premium on loans purchased	(957)		(1,317)

Loans receivable, net	$1,159,559		$1,302,468

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

     Residential mortgage loans totaled $437 million at September 30, 2002, a decrease of $157 million, or 26%, compared to $594 million at December 31, 2001. At September 30, 2002, residential mortgage loans represented 37% of the Company’s loan portfolio, compared to 45% at December 31, 2001. The decrease in residential mortgage loans, which was consistent with the Company’s strategy to reduce the relative proportion of residential mortgage loans on its balance sheet, reflected higher repayments during the first nine months of 2002 as a result of the lower interest rate environment.

     Consumer loans were $385 million at both September 30, 2002 and December 31, 2001. At September 30, 2002, consumer loans represented 33% of the Company’s loan portfolio and were comprised of $273 million of second mortgage loans, $50 million of equity lines of credit, $30 million of recreational vehicle loans, and $32 million of other consumer loans. At December 31, 2001, consumer loans represented 29% of total loans and were comprised of $270 million of second mortgage loans, $37 million of equity lines of credit, $39 million of recreational vehicle loans, and $40 million of other consumer loans. Consumer loans are generally considered to have greater risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain consumer loans are unsecured or involve collateral which is more likely to decline in value than single-family residences.

     Commercial loans increased by $15 million, or 4%, from $339 million at December 31, 2001, to $354 million at September 30, 2002. At September 30, 2002, commercial loans represented 30% of the Company’s loan portfolio and were comprised of $201 million of business loans and $152 million of commercial real estate loans. At December 31, 2001, commercial loans represented 26% of total loans and were comprised of $218 million of business loans and $121 million of commercial real estate loans. Commercial loans are generally considered to have greater risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain commercial loans are unsecured or involve collateral which may be more likely to decline in value and may be more difficult to liquidate than single-family residences.

     The increase in the commercial loan portfolio and the decrease in the residential mortgage loan portfolio during the first nine months of 2002 was in line with the Company’s multi-year strategy to shift its business mix from that of a traditional thrift institution to one more reflective of a community bank. A key aspect of this strategy involves a reduction in the relative proportion of residential mortgage loans on the balance sheet.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

     Nonperforming Assets. The Company’s nonperforming assets, which primarily consist of nonaccrual loans, real estate and other assets acquired through foreclosure, and an equity investment in a mortgage servicing partnership, totaled $10.9 million, or 0.60% of assets, at September 30, 2002, compared to $11.9 million, or 0.66% of assets, at December 31, 2001. The decrease was primarily attributable to a $0.8 million decrease in the carrying value of an equity investment in a mortgage servicing partnership. The following table sets forth information relating to the Company’s nonperforming assets at the dates indicated.

	September 30, 2002	December 31, 2001

	(dollars in thousands)

Residential mortgage loans	$4,457	$3,553
Consumer loans	3,269	3,588
Commercial loans	1,520	1,330

Total nonperforming loans	9,246	8,471
Equity investment	250	1,000
Real estate owned and other acquired assets, net	1,374	2,379

Total nonperforming assets	$10,870	$11,850

Nonperforming loans to total loans held for investment	0.79%	0.64%

Total nonperforming assets to total assets	0.60%	0.66%

     Allowance for Loan Losses. The allowance for loan losses totaled $15.3 million at September 30, 2002, compared to $14.2 million at December 31, 2001.

     It is management’s policy to maintain an allowance for estimated loan losses based upon the probable losses inherent in the loan portfolio that have occurred as of the date of the financial statements. In determining the allowance for loan losses, Commonwealth assesses prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans, general economic conditions, and other factors related to the collectability of the loan portfolio. At September 30, 2002, the allowance for loan losses represented 1.30% of total loans held for investment, compared to 1.08% at December 31, 2001.

     The increase in the allowance for loan losses reflected Commonwealth’s strategy to increase consumer and commercial lending, while de-emphasizing residential mortgage lending. Consumer and commercial loans generally involve greater credit risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain consumer and commercial loans are unsecured or involve collateral that may be more likely to decline in value and/or may be more difficult to liquidate than single-family residences. At September 30, 2002, consumer and commercial loans represented 63% of total loans, compared to 55% at December 31, 2001. Management will continue to evaluate the allowance for loan losses relative to the level of credit risk in the loan portfolio and make adjustments as appropriate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

     The following table sets forth the activity in the Company’s allowance for loan losses during the periods indicated.

	For the Nine Months Ended September 30,

	2002	2001

	(dollars in thousands)

Allowance at beginning of period	$14,227	$11,078
Provision for loan losses	4,900	6,250
Charge-offs:
Residential mortgage loans	(193)	(22)
Consumer loans	(3,317)	(3,875)
Commercial loans	(651)	(126)

Total charge-offs	(4,161)	(4,023)
Recoveries:
Residential mortgage loans	2	2
Consumer loans	232	146
Commercial loans	113	135

Total recoveries	347	283

Allowance at end of period	$15,313	$13,588

Allowance for loan losses to total nonperforming loans at end of period	165.62%	183.34%

Allowance for loan losses to total loans held for investment at end of period	1.30%	0.99%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

     Federal Home Loan Bank Stock. Federal Home Loan Bank (“FHLB”) stock decreased from $13 million at December 31, 2001 to $10 million at September 30, 2002. The decrease was a result of the required sale of FHLB stock which was primarily attributable to the decrease in the Company’s residential mortgage-related assets.

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

	September 30, 2002	December 31, 2001

	(in thousands)

Goodwill (Berks)	$11,358	$12,626
Goodwill (Philadelphia)	6,243	7,046
Goodwill (Tyler)	1,117	1,117

Total Goodwill	18,718	20,789
CDI (Berks)	1,790	2,941
CDI (Philadelphia)	935	1,182

Total	$21,443	$24,912

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to assessing impairment on a fair-value-based test approach.

     Noninterest expense in both the third quarter of 2002 and 2001 included the amortization of $1.2 million of intangible assets. Noninterest expense for the first nine months of 2002 and 2001 included the amortization of $3.5 million and $3.6 million, respectively, of intangible assets. The amortization was primarily related to goodwill and core deposit intangibles recorded in connection with the acquisition of deposits and branch office facilities in 1995 and 1996. The recent implementation of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” did not materially impact Commonwealth’s amortization of intangible assets.

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” This Statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The Statement defines criteria for determining whether the acquired financial institution meets the conditions for a “business combination”. If the acquisition meets the conditions of a “business combination”, the specialized accounting guidance under SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” will not apply after September 30, 2002 and the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of SFAS No. 147. Management has not determined whether SFAS No. 147 is applicable to the unidentifiable intangible assets recorded by the Company in connection with the acquisition of certain branch offices. Until the completion of this review, the potential impact, if any, on Commonwealth’s financial statements cannot be determined.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

     Deposits. With respect to deposits, the Company’s strategy is to emphasize growth in relatively low-cost core deposits (demand, money market, and savings deposits) through its retail and commercial banking activities, while deemphasizing growth of relatively high-cost certificates of deposit relative to December 31, 2001. Deposits decreased by $23 million to $1.5 billion at September 30, 2002. The decrease was primarily due to a decrease in certificates of deposit offset, in part, by an increase in demand, money market and savings deposits.

     Notes Payable and Other Borrowings. Notes payable and other borrowings consist of advances from the Federal Home Loan Bank, securities sold under agreements to repurchase, and commercial repurchase agreements. Notes payable and other borrowings increased by $33 million, or 26%, from $123 million at December 31, 2001 to $156 million at September 30, 2002. The Company’s borrowings are used to fund lending and investment activities, withdrawals from deposit accounts, and other disbursements which occur in the normal course of business.

     Shareholders’ Equity. Shareholders’ equity was $149 million, or 8.3% of assets, as of September 30, 2002, compared to $150 million, or 8.4% of assets, at December 31, 2001. The decrease was primarily the result of common stock repurchases offset, in part, by an increase in retained earnings and accumulated other comprehensive income.

     During the first nine months of 2002, the Company purchased 0.7 million shares of its common stock, representing an investment of $19 million. During the first nine months of 2001, the Company purchased 0.7 million shares of its common stock, representing an investment of $13 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

     Regulatory Capital Requirements.

     The Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based, and total risk-based capital ratios of 4%, 4%, and 8%, respectively. The capital guidelines require the Bank to risk-weigh its assets and exposure to certain off-balance-sheet items to reflect the different risks associated with various types of assets and certain off-balance-sheet items. Failure to meet the minimum capital requirements could result in certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. As of September 30, 2002, the Bank was in full compliance with all regulatory capital requirements and maintained capital ratios which were generally in line with internal targeted levels. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

     As of September 30, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tier 1 leverage, tier 1 risk-based, and total risk-based capital ratios of 5%, 6%, and 10%, respectively. There have been no conditions or events since that notification which, in management’s opinion, would have changed the Bank’s well capitalized status.

     A summary of the Bank’s capital amounts and ratios as of September 30, 2002 and December 31, 2001 follows:

	September 30, 2002	December 31, 2001

	(dollars in thousands)

Shareholders’ equity	$142,380	$143,170
Intangible assets	(21,443)	(24,912)
Unrealized gain on available-for-sale securities, net of tax	(7,559)	(1,663)

Tier 1 capital	113,378	116,595

Tier 2 capital	15,211	14,273

Total risk-based capital	$128,589	$130,868

Average adjusted total assets	$1,755,203	$1,734,654

Risk-weighted assets	$1,197,030	$1,230,262

Tier 1 leverage ratio (1)	6.46%	6.72%
Tier 1 risk-based ratio (2)	9.47%	9.48%
Total risk-based ratio (3)	10.74%	10.64%

(1)	Tier 1 capital to adjusted average total assets.
(2)	Tier 1 capital to risk-weighted assets.
(3)	Total risk-based capital to risk-weighted assets.

Commonwealth Bancorp, Inc. and Subsidiaries
Average Balance Sheets

	Quarter Ended September 30,

	2002			2001

			Average			Average
(dollars in thousands)	Average		Yield /	Average		Yield /
	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets:
Loans receivable:
Residential mortgage loans	$462,751	$8,481	7.27%	$694,117	$12,674	7.24%
Consumer loans	375,595	8,053	8.51%	386,991	8,853	9.08%
Commercial loans	344,066	6,518	7.52%	300,002	6,253	8.27%

Total loans receivable	1,182,412	23,052	7.73%	1,381,110	27,780	7.98%

Mortgage-backed securities	389,482	5,033	5.13%	164,676	2,695	6.49%
Investment securities	36,172	341	3.74%	13,497	205	6.03%
Other earning assets	20,899	183	3.47%	53,334	672	5.00%

Total interest-earning assets	1,628,965	28,609	6.97%	1,612,617	31,352	7.71%

Noninterest-earning assets	152,566			158,813

Total assets	$1,781,531			$1,771,430

Interest-bearing liabilities:
Deposits:
Checking deposits	$449,452	656	0.58%	$390,683	780	0.79%
Money market deposits	436,029	1,895	1.72%	390,801	2,835	2.88%
Savings deposits	238,093	750	1.25%	219,459	924	1.67%
Certificates of deposit	336,546	2,900	3.42%	452,744	5,683	4.98%

Total deposits	1,460,120	6,201	1.68%	1,453,687	10,222	2.79%

Notes payable and other borrowings:
FHLB advances	93,662	1,205	5.10%	100,206	1,628	6.45%
Repurchase agreements	16,848	151	3.56%	10,000	177	7.02%
Commercial repurchase agreements	43,663	162	1.47%	22,199	178	3.18%

Total borrowings	154,173	1,518	3.91%	132,405	1,983	5.94%

Total interest-bearing liabilities	1,614,293	$7,719	1.90%	1,586,092	$12,205	3.05%

Noninterest-bearing liabilities	21,023			25,452

Total liabilities	1,635,316			1,611,544
Shareholders’ equity	146,215			159,886

Total liabilities and equity	$1,781,531			$1,771,430

Yield on interest-earning assets			6.97%			7.71%

Cost of supporting funds			1.88%			3.00%

Net interest margin:
Taxable equivalent basis		$20,890	5.09%		$19,147	4.71%
Without taxable equivalent adjustments		$20,620	5.02%		$18,950	4.66%

		Nine Months Ended September 30 ,

	2002			2001

			Average			Average
(dollars in thousands)	Average		Yield /	Average		Yield /
	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets:
Loans receivable:
Residential mortgage loans	$512,100	$27,547	7.19%	$760,452	$42,140	7.41%
Consumer loans	374,222	24,031	8.59%	386,441	26,495	9.17%
Commercial loans	345,157	18,730	7.26%	274,663	16,937	8.24%

Total loans receivable	1,231,479	70,308	7.63%	1,421,556	85,572	8.05%

Mortgage-backed securities	309,184	12,470	5.39%	182,344	9,170	6.72%
Investment securities	39,903	1,157	3.88%	13,869	615	5.93%
Other earning assets	26,209	670	3.42%	36,463	1,696	6.22%

Total interest-earning assets	1,606,775	84,605	7.04%	1,654,232	97,053	7.84%

Noninterest-earning assets	156,250			158,750

Total assets	$1,763,025			$1,812,982

Interest-bearing liabilities:
Deposits:
Checking deposits	$443,516	1,843	0.56%	$385,178	$2,491	0.86%
Money market deposits	423,861	5,412	1.71%	383,029	9,576	3.34%
Savings deposits	232,981	2,178	1.25%	218,713	3,313	2.03%
Certificates of deposit	374,118	10,691	3.82%	474,294	18,480	5.21%

Total deposits	1,474,476	20,124	1.82%	1,461,214	33,860	3.10%

Notes payable and other borrowings:
FHLB advances	70,398	3,185	6.05%	127,947	6,064	6.34%
Repurchase agreements	12,308	497	5.40%	21,044	1,054	6.70%
Commercial repurchase agreements	38,877	426	1.47%	18,946	548	3.87%

Total borrowings	121,583	4,108	4.52%	167,937	7,666	6.10%

Total interest-bearing liabilities	1,596,059	$24,232	2.03%	1,629,151	$41,526	3.41%

Noninterest-bearing liabilities	20,033			23,716

Total liabilities	1,616,092			1,652,867
Shareholders’ equity	146,933			160,115

Total liabilities and equity	$1,763,025			$1,812,982

Yield on interest-earning assets			7.04%			7.84%

Cost of supporting funds			2.02%			3.35%

Net interest margin:
Taxable equivalent basis		$60,373	5.02%		$55,527	4.49%
Without taxable equivalent adjustments		$59,582	4.96%		$54,961	4.44%

Note: Interest and yields were calculated on a taxable equivalent basis, using a 35% tax rate and the actual number of days in the periods. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average interest yields/rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

Comparison of Results of Operations for the Quarter and Nine Months Ended September 30, 2002 and 2001.

     General. Net income was $5.7 million, or $0.58 per common share on a diluted basis, for the third quarter of 2002. This compared to net income of $4.1 million, or $0.39 per common share on a diluted basis, for the third quarter of 2001.

     For the nine months ended September 30, 2002, net income was $15.0 million, or $1.51 per common share on a diluted basis. This compared to net income of $9.6 million, or $0.89 per common share on a diluted basis, for the nine months ended September 30, 2001.

     The results for the first nine months of 2001 were affected by:

•	A $2.3 million pre-tax charge associated with the restructuring of Commonwealth’s mortgage banking business;

•	A $0.7 million pre-tax charge relating to the retirement of Commonwealth’s former Chief Executive Officer; and

•	A $0.5 million pre-tax charge relating to the resolution of legal proceedings concerning a loan acquired in the 1970’s.

     Exclusive of these three items, net income for the first nine months of 2001 would have been $12.2 million, or $1.13 per share on a diluted basis.

     Net interest income. Net interest income was $20.6 million in the third quarter of 2002, compared to $19.0 million in the third quarter of 2001. For the nine months ended September 30, 2002, net interest income was $59.6 million, versus $55.0 million for the comparable period in 2001. These increases were primarily attributable to a higher net interest margin. Net interest income for the first nine months of 2001 was also adversely affected by a $0.5 million charge relating to the resolution of legal proceedings concerning a loan acquired in the 1970’s.

     Average interest-earning assets totaled $1.6 billion for both the quarter and nine months ended September 30, 2002. This compares to average interest-earning assets of $1.6 billion and $1.7 billion for the quarter and nine months ended September 30, 2001, respectively. The increase in average interest-earning assets for the quarter ended September 30, 2002, compared to the comparable period in 2001, was due primarily to an increase in mortgage-backed securities offset, in part, by a decrease in loans receivable. The decrease in average interest-earning assets for the nine months ended September 30, 2002, compared to the comparable period in 2001, was due primarily to a decrease in loans receivable offset, in part, by an increase in mortgage-backed securities.

     Average loans were $1.2 billion for both the quarter and nine months ended September 30, 2002. This compares to average loans of $1.4 billion for the quarter and nine months ended September 30, 2001. Compared to the third quarter of 2001, average mortgage loans decreased 33% to $463 million, average consumer loans decreased 3% to $376 million and average commercial loans increased 15% to $344 million, in the third quarter of 2002. Compared to the first nine months of 2001, average mortgage loans decreased 33% to $512 million, average consumer loans decreased 3% to $374 million and average commercial loans increased 26% to $345 million, for the first nine months of 2002.

     The net interest margin on a fully taxable equivalent basis was 5.09% in the third quarter of 2002, compared to 4.71% in the third quarter of 2001. The increase was primarily attributable to a 1.15% decrease in the cost of interest-bearing liabilities, which was partially offset by a 0.74% decrease in the yield on interest-earning assets. The decrease in the cost of interest-bearing liabilities was primarily related to a reduction in the average cost of various types of deposits due to a decline in market interest rates, as well as a favorable change in funding mix. The decrease in the yield on interest-earning assets also was primarily related to a decline in market interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

     For the nine months ended September 30, 2002, the net interest margin on a fully taxable equivalent basis was 5.02%, versus 4.49% in the comparable 2001 period. The increase was primarily attributable to a 1.38% decrease in the cost of interest-bearing liabilities, which was partially offset by an 0.80% decrease in the yield on interest-earning assets. The decreases in the cost of interest-bearing liabilities and the yield on interest-earning assets were due primarily to the same factors responsible for the decreases in the third quarter of 2002 discussed above. As previously noted, the net interest margin for the first nine months of 2001 was impacted by the $0.5 million charge relating to the resolution of legal proceedings concerning a loan. Exclusive of this item, the net interest margin on a fully taxable equivalent basis would have been 4.53% for the first nine months of 2001.

     Provision for loan losses. Provision for loan losses totaled $1.2 million and $4.9 million in the three and nine months ended September 30, 2002, respectively. The provision for loan losses totaled $2.5 million and $6.3 million in the three and nine months ended September 30, 2001, respectively. Net credit losses totaled $0.9 million, or 0.31% of average loans, in the third quarter of 2002, compared to $1.2 million, or 0.34% of average loans, in the third quarter of 2001. For the nine months ended September 30, 2002, net credit losses totaled $3.8 million, or 0.41% of average loans, compared to $3.7 million, or 0.35%, in the same 2001 period. At September 30, 2002, the allowance for loan losses totaled $15.3 million, or 1.30% of loans, compared to $14.2 million, or 1.08% of loans, at December 31, 2001. The increase in the allowance for loan losses reflected Commonwealth’s strategy to increase consumer and commercial lending, while de-emphasizing residential mortgage lending. Consumer and commercial loans generally involve greater credit risk than residential mortgage loans because the risk of borrower default is greater. In addition, certain commercial and consumer loans are unsecured or involve collateral that may be more likely to decline in value and/or may be more difficult to liquidate than single-family residences. At September 30, 2002, consumer and commercial loans represented 63% of total loans, compared to 55% at December 31, 2001. Management will continue to evaluate the allowance for loan losses relative to the level of credit risk in the loan portfolio and make adjustments as appropriate.

     Noninterest income. Noninterest income totaled $5.6 million in the third quarter of 2002, compared to $4.6 million in the third quarter of 2001. The increase was primarily a result of an $0.6 million increase in deposit fees.

     Noninterest income was $16.1 million for the first nine months of 2002, compared to $15.2 million for the same 2001 period. The increase reflected a $1.7 million increase in deposit fees and a $0.5 million increase in financial services fees. These increases were partially offset by a $1.6 million decrease in net gain on sale of mortgage loans, which was attributable to the restructuring of Commonwealth’s mortgage banking business.

     Noninterest expense. Noninterest expense was $17.1 million in the third quarter of 2002, compared to $15.5 million in the third quarter of 2001. The increase was primarily attributable to a $0.8 million charge relating to an equity investment in a mortgage servicing partnership. Core noninterest expense, excluding amortization of intangible assets, totaled 60.4% of core noninterest income and net interest income on a fully taxable equivalent basis in both the third quarter of 2002 and 2001.

     Noninterest expense was $49.9 million for the nine months ended September 30, 2002, compared to $51.2 million for the same period in 2001. The results for the first nine months of 2001 were adversely affected by the $2.3 million charge associated with the restructuring of Commonwealth’s mortgage banking business and the $0.7 million charge relating to the retirement of Commonwealth’s former Chief Executive Officer. Exclusive of these items, noninterest expense would have been $48.2 million for the first nine months of 2001. The increase in noninterest expense in the first nine months of 2002, relative to the adjusted level for the first nine months of 2001, was primarily related to higher compensation and employee benefit expenses and a charge relating to an equity investment in a mortgage servicing partnership, partially offset by a reduction in mortgage banking expenses. The latter was attributable to the restructuring of Commonwealth’s mortgage banking business in 2001. Core noninterest expense, excluding amortization of intangible assets, totaled 60.7% of core noninterest income and net interest income on a fully taxable equivalent basis in the first nine months of 2002, compared to 62.6% for the first nine months of 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-CONTINUED

     Noninterest expense in both the third quarter of 2002 and 2001 included the amortization of $1.2 million of intangible assets. Noninterest expense for the first nine months of 2002 and 2001 included the amortization of $3.5 million and $3.6 million, respectively, of intangible assets. The amortization was primarily related to goodwill and core deposit intangibles recorded in connection with the acquisition of deposits and branch office facilities in 1995 and 1996. The recent implementation of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” did not materially impact Commonwealth’s amortization of intangible assets.

     Income taxes. Provision for income taxes was $2.2 million, or 28% of income before income taxes, in the third quarter of 2002, compared to $1.4 million, or 25%, in the third quarter of 2001. For the first nine months of 2002, provision for income taxes was $5.8 million, or 28% of income before income taxes, compared to $3.2 million, or 25%, for the nine months ended September 30, 2001. The increase in the effective tax rate in the third quarter and first nine months of 2002, relative to the comparable periods in 2001, was primarily attributable to higher pre-tax income in the third quarter and first nine months of 2002, which resulted in a lower relative percentage of tax-exempt income to total income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Commonwealth uses simulation models to analyze the estimated effects on net interest income under multiple interest rate scenarios, including increases and decreases in interest rates amounting to 100, 200, and 300 basis points. Each scenario is modeled for a change in net interest income over a two year period. Similar simulation models are prepared to analyze the Company’s net asset value, which is the present value of the cash flows generated by the Company’s assets minus the present value of the cash flows generated by the Company’s liabilities, plus or minus the net cash flows produced by off-balance sheet contracts. At September 30, 2002, the Company’s income simulation model indicates net interest income would increase by 0.23% over a two year period if interest rates increased by 200 basis points. The model projects that net interest income would decrease by 9.12% over a two year period if rates decreased by 200 basis points. The anticipated changes in the level of net interest income and net asset value over the various scenarios were within limits established by the Asset/Liability Committee.

     Because there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The net asset value is significantly impacted by the estimated effect of repayments on the value of loans and mortgage-backed securities. Further, this analysis is based on the Company’s assets, liabilities, and off-balance-sheet instruments at September 30, 2002 and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

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

Item 4. Controls and Procedures.

     Within 90 days prior to the date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Other than a complaint filed against CoreStates Financial Corporation and others, as previously reported in the Company’s 2001 Annual Report on Form 10-K, there are no material legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their property is subject, other than proceedings routine to the business of the Company and its subsidiaries.

     The Company withdrew its claim against the United States seeking to recover damages or other monetary relief for the loss of its supervisory goodwill during April 2002 and the case was dismissed. Also, the arbitration action brought by Fiserv Solutions, Inc. against the Company was settled during May 2002. The resolution of these proceedings were previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2002.

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

On July 17, 2002, the Company filed a Current Report on Form 8-K to report under Item 5, its earnings for the second quarter of 2002. On July 22, 2002, the Company filed a Current Report on Form 8-K to report under Item 5, a presentation to analysts. On September 10, 2002, the Company filed a Current Report on Form 8-K to report under Item 5, its declared cash dividend. On October 1, 2002, the Company filed a Current Report on Form 8-K to report under Item 5, an Agreement and Plan of Merger with Citizens Financial Group and Citizens Bank of Pennsylvania.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH BANCORP, INC.

DATE: November 6, 2002	/s/ Patrick J. Ward

Patrick J. Ward
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 6, 2002	/s/ Charles M. Johnston

Charles M. Johnston
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT A

SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Patrick J. Ward, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Commonwealth Bancorp, Inc. (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Patrick J. Ward

Date: November 6, 2002	Patrick J. Ward
President and Chief Executive Officer

EXHIBIT B

SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Charles M. Johnston, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Commonwealth Bancorp, Inc. (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Charles M. Johnston

Date: November 6, 2002	Charles M. Johnston
Chief Financial Officer